Form 10-Q
period 1996-03-31
HEFTEL BROADCASTING CORP
filed 1996-05-14
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
               For the Transition period from              to
                         Commission file number 0-24516



                         HEFTEL BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)



                Delaware                                        99-0113417
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

       6767 West Tropicana Avenue                                  89103
            Las Vegas, Nevada                                   (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code: (702) 367-3322

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $.001 Par Value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                         Yes [x]                   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class                                           Outstanding at May 9, 1996
- - -----                                           --------------------------

Class A Common Stock, $.001 Par Value           6,336,610 shares
Class B Common Stock, $.001 Par Value           4,579,763 shares (includes 810,587 shares held as treasury stock)

                         HEFTEL BROADCASTING CORPORATION

                                 March 31, 1996

                                      INDEX


PART I        FINANCIAL INFORMATION                                                        PAGE
Item     1.   Financial Statements (Unaudited)                                               3

                Condensed Consolidated Balance Sheets as of March 31, 1996
                and September 30, 1995                                                       3

                Condensed Consolidated Statements of Operations for the Three Months
                and Six Months Ended March 31, 1996 and 1995                                 4

                Condensed Consolidated Statements of Cash Flows for the Six Months
                Ended March 31, 1996 and 1995                                                5

                Notes to Condensed Consolidated Financial Statements                         6


Item     2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          8


PART II       OTHER INFORMATION

Item     6.   Exhibits and Reports on Form 8-K                                               9


SIGNATURES                                                                                  10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,          SEPTEMBER 30,
                                                                       1996                 1995
                                                                  -------------         -------------
                                                                    (UNAUDITED)             (NOTE)
ASSETS
Current assets:
  Cash                                                            $   4,292,479         $   5,404,310
  Accounts receivable, net                                           16,867,458            15,501,811
  Other current assets                                                4,526,729             4,601,377
                                                                  -------------         -------------
Total current assets                                                 25,686,666            25,507,498

Property and equipment, at cost                                      25,916,790            17,580,114
  Less accumulated depreciation and amortization                     (6,063,421)           (5,335,151)
                                                                  -------------         -------------
                                                                     19,853,369            12,244,963

Intangible assets                                                   131,395,925           114,895,925
  Less accumulated amortization                                      (6,939,545)           (5,643,246)
                                                                  -------------         -------------
                                                                    124,456,380           109,252,679

Other non-current assets                                             10,770,048             4,632,144
                                                                  -------------         -------------
Total assets                                                      $ 180,766,463         $ 151,637,284
                                                                  =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                               $   5,809,649         $     795,758
  Accounts payable and accrued expenses                               8,178,146             8,906,469
  Amounts payable to officers and stockholders                          778,770               838,241
                                                                  -------------         -------------
Total current liabilities                                            14,766,565            10,540,468

Long-term debt and other obligations, less current portion          121,866,725            97,515,661

Stockholders' equity (Notes 2, 5 and 6):
  Series A Preferred Stock, cumulative, $.001 par value                     336                   336
  Undesignated series preferred stock, $.001 par value                       --                    --
  Class A Common Stock, $.001 par value                                   6,237                 6,192
  Class B Common Stock, $.001 par value                                   4,680                 4,680
  Other stockholders' equity, net                                    44,121,920            43,569,947
                                                                  -------------         -------------
Total stockholders' equity                                           44,133,173            43,581,155
                                                                  -------------         -------------
Total liabilities and stockholders' equity                        $ 180,766,463         $ 151,637,284
                                                                  =============         =============

            See notes to condensed consolidated financial statements.

NOTE: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        THREE MONTHS ENDED MARCH 31,                SIX MONTHS ENDED MARCH 31,
                                     ---------------------------------         ---------------------------------
                                          1996                1995                 1996                 1995
                                     ------------         ------------         ------------         ------------
                                                (UNAUDITED)                               (UNAUDITED)

Net revenues                         $ 16,267,837         $ 13,619,371         $ 34,613,642         $ 31,021,385
Operating expenses                     14,772,568           13,025,249           29,721,173           26,789,720
                                     ------------         ------------         ------------         ------------
Operating income                        1,495,269              594,122            4,892,469            4,231,665

Other expense:
  Interest expense, net                (2,392,274)          (1,242,553)          (4,734,214)          (2,361,248)
  Other, net                              (74,652)              10,545             (206,717)            (220,736)
                                     ------------         ------------         ------------         ------------
                                       (2,466,926)          (1,232,008)          (4,940,931)          (2,581,984)
                                     ------------         ------------         ------------         ------------

Income (loss) before minority
  interest and provision for
  income taxes                           (971,657)            (637,886)             (48,462)           1,649,681

Minority interest                              --             (232,925)                  --           (1,077,032)
Provision for income taxes                     --               22,000              (65,000)             (53,000)
                                     ------------         ------------         ------------         ------------
Net income (loss)                    $   (971,657)        $   (848,811)        $   (113,462)        $    519,649
                                     ============         ============         ============         ============

Net income (loss) per common
  and common equivalent share              $(0.10)             $(0.08)               $(0.01)               $0.04
                                           ======              ======                ======                =====

Weighted average common
  shares outstanding                   10,103,324           10,780,171           10,417,833           10,504,405
                                       ==========           ==========         ============           ==========

                  See notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED MARCH 31
                                                               1996                 1995
                                                           ---------------------------------
                                                                      (UNAUDITED)

NET CASH PROVIDED BY OPERATING ACTIVITIES                  $    811,190         $  1,230,603

INVESTING ACTIVITIES:
  Purchases of property and equipment                        (6,837,426)          (1,418,537)
  Payments relating to pending and completed
    business acquisitions                                   (17,881,783)          (4,256,692)
                                                           ------------         ------------
Net cash used in investing activities                       (24,719,209)          (5,675,229)

FINANCING ACTIVITIES:
  Proceeds from borrowings under credit agreement            28,459,267            5,000,000
  Payment of debt issue cost                                 (5,157,833)                  --
  Repayment of long-term debt                                  (593,562)            (287,703)
  Net change in amounts due to/from
    officers and stockholders                                   115,166             (673,094)
  Redemption of Preferred Stock                                      --           (1,960,290)
  Payment of cumulative Preferred Stock dividends               (26,850)          (2,610,045)
                                                           ------------         ------------
Net cash provided by (used in) financing activities          22,796,188             (531,132)
                                                           ------------         ------------

Net decrease in cash                                         (1,118,831)          (4,975,758)
Cash at beginning of period                                   5,404,310           10,218,911
                                                           ------------         ------------
Cash at end of period                                      $  4,292,479         $  5,243,153
                                                           ============         ============


            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1996

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Heftel Broadcasting Corporation's Annual Report on Form 10-K for the year ended September 30, 1995.

         Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares (if dilutive) outstanding during each period. For purposes of this computation, cumulative preferred stock dividends are deducted from net income (loss) during each period in which preferred stock is outstanding, although preferred stock dividends may not have been actually declared or paid during these periods.

2.  STOCKHOLDERS' EQUITY

                                                                            MARCH 31,         SEPTEMBER 30,
                                                                              1996                 1995
                                                                          ------------        -------------
Stockholders' equity (Notes 5 and 6):
  Series A Preferred Stock, cumulative, $.001 par value,
    2,600,000 shares authorized, 335,634 issued and outstanding at
    March 31, 1996 and September 30, 1995
    Liquidation preference of $342,347 at March 31, 1996
    ($355,772 at September 30, 1995)                                      $        336         $        336
  Undesignated series preferred stock, $.001 par value, 2,400,000
    shares authorized, none issued or outstanding                                   --                   --
  Class A Common Stock, $.001 par value, 30,000,000 shares
    authorized, 6,236,610 issued and outstanding at March 31, 1996
    and September 30, 1995                                                       6,237                6,192
  Class B Common Stock, $.001 par value, 7,000,000 shares
    authorized, 4,679,763 issued and outstanding at March 31, 1996
    and September 30, 1995                                                       4,680                4,680
  Additional paid-in capital                                                96,385,554           95,693,269
  Accumulated deficit                                                      (43,979,847)         (43,839,535)
  Less treasury stock at cost, 810,587 shares                               (4,019,735)          (4,019,735)
  Notes receivable from stockholders related to purchase of stock           (4,264,052)          (4,264,052)
                                                                          ------------         ------------
Net stockholders' equity                                                  $ 44,133,173         $ 43,581,155
                                                                          ============         ============

3.  STATION ACQUISITION

         On March 25, 1996, the Company acquired the assets of radio station WPAT-AM, which serves the New York City market for approximately $19.5 million. The acquisition was financed through additional borrowings under the Company's Credit Agreement.

4.  LONG-TERM DEBT

         On January 10, 1996, the Company borrowed $1.5 million under its Credit Agreement and issued a $1.5 million promissory note in connection with the acquisition of real property in Miami on which an AM transmitting tower is located.

         On March 13, 1996, the Company completed an Amended and Restated Credit Agreement with its lender resulting in an increase to the total credit facilities from $100 million to $175 million and the commencement of principal payments was deferred until December 31, 1996. Other terms of the amended Credit Agreement remained substantially the same. The principal maturities of long-term debt as of March 31, 1996 and September 30, 1995 reflect the maturities provided for under the Amended and Restated Credit Agreement. On March 25, 1996, the Company borrowed an additional $20 million under the Credit Agreement. The proceeds were used to fund the acquisition of the assets of WPAT-AM in New York.

5.  STOCKHOLDERS' EQUITY

         In December 1995, the Company issued an aggregate of 519,339 stock options to various employees of the Company under its Stock Option Plan. The exercise price ranged from $15.25 to $15.50 per share, the market price at the date of issuance. The options vest over a period ranging from two to three years.

         On January 2, 1996 the Company issued 44,811 shares of common stock to one of the parties to the acquisition of WLXX-AM in Chicago in accordance with the terms of the purchase agreement.

         In March 1996, the Company's board of directors approved the payment of cumulative dividends through December 31, 1995 on the outstanding Series A Preferred Stock. Such dividend payment totaled $26,851.

6.  SUBSEQUENT EVENTS

         In April 1996, the Company's board of directors approved the payment of cumulative dividends from January 1, 1996 through March 31, 1996 on the outstanding Series A Preferred Stock. Such dividend payment totaled $6,713.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THREE MONTHS ENDED MARCH 31, 1995

         During fiscal 1995, the Company completed several radio station acquisitions. Due to the financial effects of these transactions, the results of operations for the three months ended March 31, 1996 reflect the operations of more radio stations than the results of operations for the three months ended March 31, 1995. Consequently, the financial condition and results of operations for these two periods are not entirely comparable.

         Net revenues increased by $2.6 million, or 19.4%, to $16.3 million in the three months ended March 31, 1996 from $13.6 million in the same quarter of 1995. Operating expenses increased by $1.7 million, or 13.4%, to $14.8 million in the three months ended March 31, 1996 from $13.0 million in the same period of 1995. The increases in net revenues and operating expenses over the same period of 1996 are due primarily to the results of operations of additional radio stations acquired during fiscal 1995.

         Interest expense, net of interest income, increased by $1.2 million, or 92.5%, to $2.4 million in the three months ended March 31, 1996 from $1.2 million in the same period of 1995 primarily as a result of increased borrowings of $62.3 million, or 95.2%, over the same period of the prior year. The proceeds of borrowings were used primarily for business acquisitions and certain capital expenditures.

         For the three months ended March 31, 1996, a net loss of $972,000 was incurred compared to a net loss of $849,000 in the same period of 1995. The increase is due primarily to increases in interest expenses over prior year amounts.

COMPARISON OF SIX MONTHS ENDED MARCH 31, 1996 TO SIX MONTHS ENDED MARCH 31, 1995

         During fiscal 1995, the Company completed several radio station acquisitions. Due to the financial effects of these transactions, the results of operations for the six months ended March 31, 1996 reflect the operations of more radio stations than the results of operations for the six months ended March 31, 1995. Consequently, the financial condition and results of operations for these two periods are not entirely comparable.

         Net revenues increased by $3.6 million, or 11.6%, to $34.6 million in the six months ended March 31, 1996 from $31.0 million in the same period of 1995. Operating expenses increased by $2.9 million, or 10.9%, to $29.7 million in the six months ended March 31, 1996 from $26.8 million in the same period of 1995. The increases in net revenues and operating expenses over the same period of 1996 are due primarily to the results of operations of additional radio stations acquired during fiscal 1995.

         Interest expense, net of interest income, increased by $2.4 million, or 100.5%, to $4.7 million in the six months ended March 31, 1996 from $2.4 million in the same period of 1995 primarily as a result of increased borrowings over the same period of the prior year. The proceeds of borrowings were used primarily for business acquisitions and certain capital expenditures.

         For the six months ended March 31, 1996, a net loss of $113,000 was incurred compared to net income of $520,000 in the same period of 1995. The decrease in net income is due primarily to increases in promotional expenses over prior year amounts resulting from format changes at two of the Company's Miami radio stations and interest expense resulting from increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the six months ended March 31, 1996 was $811,000 as compared to net cash provided of $1.2 million for the same period in 1995. Generally, capital expenditures are financed from cash generated from operations and long-term borrowings. In January 1996, the Company borrowed $1.5 million under its Credit Agreement. The proceeds were used to fund the acquisition of real property in Miami on which an AM transmitting tower is located. As of March 31, 1996, the Company had $121.5 million outstanding under its $175 million Credit Agreement. Borrowings under the Credit Agreement bear interest at a floating rate based on either (i) the agent bank's Eurodollar rate plus an incremental rate, or (ii) the higher of the agent bank's prime rate plus an incremental rate or the federal funds rate plus an incremental rate.

         On March 13, 1996, the Company completed an Amended and Restated Credit Agreement with its lender resulting in an increase to the total credit facilities from $100 million to $175 million and the commencement of principal payments was deferred until December 31, 1996. Other terms of the amended Credit Agreement remained substantially the same. The principal maturities of long-term debt as of March 31, 1996 and September 30, 1995 reflect the maturities provided for under the Amended and Restated Credit Agreement. On March 25, 1996, the Company borrowed an additional $20 million under the Credit Agreement. The proceeds were used to fund the acquisition of the assets of WPAT-AM in New York.

         Available cash on hand plus cash provided by operations were sufficient to pay interest due under the Credit Agreement and fund certain capital expenditures during the three months ended March 31, 1996. The Company believes it will have sufficient cash flow to finance its operations and satisfy its debt service requirements. The Company regularly reviews potential acquisitions of additional radio stations. Any future acquisitions are expected to be financed through additional borrowings under the Credit Agreement and/or cash provided by operations.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included herein.

(11)     Statement re: Computation of Per Share Earnings

(b) Reports on Form 8-K

         During the six months ended March 31, 1996, the Company filed a report on Form 8-K dated March 27, 1996, relating to the Amended and Restated Credit Agreement with the Chase Manhattan Bank and to the acquisition of the assets of radio station WPAT-AM in New York.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May, 1996.

HEFTEL BROADCASTING CORPORATION

By:   /s/ H. Carl Parmer
      -----------------------------
      H. Carl Parmer, President and
      Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                                                  Date
- - ---------                       -----                                                  ----
 /s/ H. Carl Parmer             President, Co-Chief Executive Officer                  May 9, 1996
- - ---------------------------     and Director
H. Carl Parmer

 /s/ John T. Kendrick           Senior Vice President, Chief Financial Officer         May 9, 1996
- - ---------------------------     and Secretary (principal accounting officer)
John T. Kendrick