Form 10-Q
period 1996-06-30
HEFTEL BROADCASTING CORP
filed 1996-08-14
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                     FOR THE QUARTER ENDED JUNE 30, 1996

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

                        Yes [x]                   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class                                              Outstanding at August 12, 1996
- -----                                              ------------------------------
Class A Common Stock, $.001 Par Value              11,547,731 shares
Class B Common Stock, $.001 Par Value              810,587 shares (shares held as treasury stock)

                        HEFTEL BROADCASTING CORPORATION

                                 June 30, 1996

                                     INDEX


PART I           FINANCIAL INFORMATION                                                             PAGE
Item     1.      Financial Statements (Unaudited)                                                    3

                     Condensed Consolidated Balance Sheets as of June 30, 1996
                     and September 30, 1995                                                          3

                     Condensed Consolidated Statements of Operations for the Three Months
                     and Nine Months Ended June 30, 1996 and 1995                                    4

                     Condensed Consolidated Statements of Cash Flows for the Nine Months
                     Ended June 30, 1996 and 1995                                                    5

                     Notes to Condensed Consolidated Financial Statements                            6


Item     2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                               9


PART II          OTHER INFORMATION

Item     5.      Other Information                                                                  11

Item     6.      Exhibits and Reports on Form 8-K                                                   11


SIGNATURES                                                                                          12

                                       2

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30,         SEPTEMBER 30,
                                                                             1996                1995
                                                                         -----------        -------------
                                                                         (UNAUDITED)            (NOTE)
ASSETS
Current assets:
  Cash                                                                    $  3,900,401       $  5,404,310
  Accounts receivable, net                                                  19,090,032         15,501,811
  Other current assets                                                       3,842,719          4,601,377
                                                                          ------------       ------------
Total current assets                                                        26,833,152         25,507,498

Property and equipment, at cost                                             26,380,785         17,580,114
  Less accumulated depreciation and amortization                            (6,522,096)        (5,335,151)
                                                                          ------------       ------------
                                                                            19,858,689         12,244,963

Intangible assets                                                          131,395,925        114,895,925
  Less accumulated amortization                                             (7,894,640)        (5,643,246)
                                                                          ------------       ------------
                                                                           123,501,285        109,252,679

Other non-current assets                                                    10,290,177          4,632,144
                                                                          ------------       ------------
Total assets                                                              $180,483,303       $151,637,284
                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                       $    726,688       $    795,758
  Accounts payable and accrued expenses                                      8,477,520          8,906,469
  Amounts payable to officers and stockholders                                 641,355            838,241
                                                                          ------------       ------------
Total current liabilities                                                    9,845,563         10,540,468

Long-term debt and other obligations, less current portion                 126,861,265         97,515,661

Stockholders' equity (Notes 2, 5 and 6):
  Series A Preferred Stock, cumulative, $.001 par value                            336                336
  Undesignated series preferred stock, $.001 par value                              --                 --
  Class A Common Stock, $.001 par value                                          6,824              6,192
  Class B Common Stock, $.001 par value                                          4,167              4,680
  Other stockholders' equity, net                                           43,765,148         43,569,947
                                                                          ------------       ------------
Total stockholders' equity                                                  43,776,475         43,581,155
                                                                          ------------       ------------
Total liabilities and stockholders' equity                                $180,483,303       $151,637,284
                                                                          ============       ============

           See notes to condensed consolidated financial statements.

NOTE: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        THREE MONTHS ENDED JUNE 30,            NINE MONTHS ENDED JUNE 30,
                                        ---------------------------           ----------------------------
                                           1996             1995                  1996            1995
                                        ----------       ----------           ------------     -----------
                                                (UNAUDITED)                            (UNAUDITED)

Net revenues                           $20,722,129        $18,474,195          $55,335,771      $49,495,580
Operating expenses                      17,267,003         13,469,143           46,988,176       40,258,863
                                       -----------        -----------          -----------      -----------
Operating income                         3,455,126          5,005,052            8,347,595        9,236,717

Other expense:
  Interest expense, net                 (3,201,298)        (1,350,497)          (7,935,512)      (3,711,745)
  Other expense, net (including
     cost relating to unconsummated
     acquisitions)                      (1,116,596)          (140,889)          (1,323,313)        (361,625)
                                       -----------        -----------          -----------      -----------
                                        (4,317,894)        (1,491,386)          (9,258,825)      (4,073,370)
                                       -----------        -----------          -----------      -----------

Income (loss) before minority
  interest and provision for
  income taxes                            (862,768)         3,513,666             (911,230)       5,163,347

Minority interest                             --             (351,305)                --         (1,428,337)
Provision for income taxes                    --                 --                (65,000)         (53,000)
                                       -----------        -----------          -----------      -----------
Net income (loss)                      $  (862,768)       $ 3,162,361          $  (976,230)     $ 3,682,010
                                       ===========        ===========          ===========      ===========

Net income (loss) per common
  and common equivalent share               $(0.09)             $0.29               $(0.10)           $0.33
                                            ======              =====               ======            =====

Weighted average common
  shares outstanding                    10,143,397         10,969,623           10,326,354       10,898,156
                                       ===========        ===========          ===========      ===========

           See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED JUNE 30
                                                                             ------------------------------
                                                                                 1996               1995
                                                                             -------------      -----------
                                                                                       (UNAUDITED)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $    674,642      $ 3,653,546

INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (3,825,926)      (2,919,443)
  Payments relating to pending and completed
    business acquisitions                                                      (21,341,051)      (5,559,708)
                                                                              ------------      -----------
Net cash used in investing activities                                          (25,166,977)      (8,479,151)

FINANCING ACTIVITIES:
  Proceeds from borrowings under credit agreement                               28,459,267       15,475,000
  Payment of debt issue cost                                                    (5,199,877)              --
  Repayment of long-term debt                                                     (681,983)        (504,243)
  Net change in amounts due to/from
    officers and stockholders                                                      (68,200)        (552,501)
  Proceeds from exercise of stock options and warrants                             512,782               --
  Redemption of Preferred Stock                                                         --       (1,960,290)
  Payment of cumulative Preferred Stock dividends                                  (33,563)      (2,861,308)
                                                                              ------------      -----------
Net cash provided by financing activities                                       22,988,426        9,596,658
                                                                              ------------      -----------

Net increase (decrease) in cash                                                 (1,503,909)       4,771,053
Cash at beginning of period                                                      5,404,310       10,218,911
                                                                              ------------      -----------
Cash at end of period                                                         $  3,900,401      $14,989,964
                                                                              ============      ===========


                       See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 June 30, 1996

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Heftel Broadcasting Corporation's Annual Report on Form 10-K for the year ended September 30, 1995.

         Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares (if dillutive) outstanding during each period. For purposes of this computation, cumulative preferred stock dividends are deducted from net income
(loss) during each period in which preferred stock is outstanding, although preferred stock dividends may not have been actually declared or paid during these periods.

2.  STOCKHOLDERS' EQUITY

                                                                            JUNE 30,         SEPTEMBER 30,
                                                                              1996               1995
                                                                           ----------        -------------
Stockholders' equity (Notes 5 and 6):
  Series A Preferred Stock, cumulative, $.001 par value,
    2,600,000 shares authorized, 335,634 issued and outstanding at June 30, 1996 and September 30, 1995
    Liquidation preference of $342,347 at June 30, 1996
    ($355,772 at September 30, 1995)                                       $       336        $       336
  Undesignated series preferred stock, $.001 par value, 2,400,000
    shares authorized, none issued or outstanding                                   --                 --
  Class A Common Stock, $.001 par value, 30,000,000 shares
    authorized, 6,823,518 issued and outstanding at June 30, 1996
    (6,191,799 at September 30, 1995)                                            6,824              6,192
  Class B Common Stock, $.001 par value, 7,000,000 shares
    authorized, 4,167,116 issued and outstanding at June 30, 1996
    (4,679,763 at September 30, 1995)                                            4,167              4,680
  Additional paid-in capital                                                96,898,263         95,693,269
  Accumulated deficit                                                      (44,849,328)       (43,839,535)
  Less treasury stock at cost, 810,587 shares                               (4,019,735)        (4,019,735)
  Notes receivable from stockholders related to purchase of stock           (4,264,052)        (4,264,052)
                                                                          ------------       ------------
Net stockholders' equity                                                  $ 43,776,475       $ 43,581,155
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

         On March 13, 1996, the Company completed an Amended and Restated Credit Agreement with its lender resulting in an increase to the total credit facilities from $100 million to $175 million and the commencement of principal payments was deferred until December 31, 1996. Other terms of the amended Credit Agreement remained substantially the same. On March 25, 1996, the Company borrowed an additional $20 million under the Credit Agreement. The proceeds were used to fund the acquisition of the assets of WPAT-AM in New York. Subsequent to June 30, 1996, the Company entered into a credit agreement with a new lender (Note 6).

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

         In March and April 1996, the Company's board of directors approved the payment of cumulative dividends through December 31, 1995, and through March 31, 1996, respectively, on the outstanding Series A Preferred Stock. Such dividend payments totaled $26,851 and $6,713, respectively.

         In April 1996, the Company's board of directors also approved the payment of cumulative dividends from April 1, 1996 through June 30, 1996 on the outstanding Series A Preferred Stock. Such dividend payment totaled $6,713 and was paid in July 1996.

         Subsequent to June 30, 1996, the Company redeemed all of the Series A Preferred Stock outstanding and paid cumulative dividends through the redemption date.

6.  SUBSEQUENT EVENTS

Change in Control of Company

On August 5, 1996, Clear Channel Radio, Inc., a wholly owned subsidiary of Clear Channel Communications, Inc. (Clear Channel), completed a stock purchase and tender offer of the Company's Class A and B Common Stock for $23 per share. The consummation of these transactions, as more fully described below, increases Clear Channel's investment in the Company from a previously owned 21% interest to 62%. Clear Channel is a diversified radio and television broadcasting company.

Pursuant to a Stockholder Purchase Agreement dated June 1, 1996 between Clear Channel and Mr. Cecil Heftel, former Chairman and Co-Chief Executive Officer, Mr. Carl Parmer, former President and Co-Chief Executive officer and members of the Heftel family, Clear Channel acquired 160,000 shares of the Company's Class A Common Stock and 3,356,529 shares of the Company's Class B Common Stock on August 5, 1996 (each share of Class B Common Stock converts automatically into one share of Class A Common Stock upon sale). An additional 1,156,017 shares of Class A Common Stock were acquired by Clear Channel upon the exercise of stock options and warrants held by the selling stockholders.

Under a separate Tender Offer Agreement dated June 1, 1996 between the Company and Clear Channel, Clear Channel also acquired 231,776 shares of the Company's Class A Common Stock, of which an aggregate of 199,167 shares were tendered by employees of the Company upon the exercise of their stock options on August 5, 1996. Additional shares of Class A Common Stock were tendered to Clear Channel by public shareholders.

Refinanced Credit Agreement

On August 5, 1996, concurrent with the completion of the transactions described above, the Company borrowed $135 million under a Credit Agreement with a new lender which provides a total credit facility of $155 million. The proceeds were used to retire all of the outstanding debt under the Company's existing credit agreement and to pay certain non-compete and employment contract settlements plus certain transaction and other costs relating to the stockholder purchase agreement and tender offer. The terms, covenants and conditions of the new credit agreement are similar to those under the former credit agreement, except that the entire principal balance outstanding plus unpaid interest is due in January 1998. The principal maturities of long-term debt as of June 30, 1996 reflect the terms of the new Credit Agreement.

As a result of and in connection with the completion of the transactions described in the preceding paragraphs, the Company estimates it will have certain one-time charges during the quarter ended September 30, 1996 of approximately $45 million, before tax benefits, which are expected to be minimal. Such charges relate primarily to the payment of employment contract settlements with former senior executives, the write-off of unamortized financing costs relating to the retired debt, and transaction and other restructuring costs.

Proposed Merger Plan

On July 10, 1996, Clear Channel issued a press release announcing its plans to submit to the Company's board of directors a proposal and plan to have the Company acquire Tichenor Media Systems, Inc. (Tichenor). Tichenor, is a Dallas-based Spanish language broadcaster with twenty radio stations in six markets. Under the terms of the merger plan, Tichenor shareholders would exchange their capital stock for approximately 5.68 million shares of the Company's Class A Common Stock plus approximately $3.2 million in cash. The completion of this acquisition is subject to approval by the board of directors and shareholders of the Company and Tichenor, and by the Federal Trade Commission and Federal Communications Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS ENDED JUNE 30,
1995

         Net revenues increased by $2.3 million, or 12.2%, to $20.7 million in the three months ended June 30, 1996 from $18.5 million in the same quarter of 1995. Operating expenses increased by $3.8 million, or 28.2%, to $17.3 million in the three months ended June 30, 1996 from $13.5 million in the same period of 1995. The increases in net revenues and operating expenses over the same period of 1995 are due primarily to the results of operations of additional radio stations acquired during fiscal 1995.

         Interest expense, net of interest income, increased by $1.9 million, or 137%, to $3.2 million in the three months ended June 30, 1996 from $1.4 million in the same period of 1995 primarily as a result of increased borrowings of $50.6 million, or 65.8%, over the same period of the prior year. The proceeds of borrowings were used primarily for business acquisitions and certain capital expenditures.

         For the three months ended June 30, 1996, a net loss of $863,000 was incurred compared to net income of $3.2 million in the same period of 1995. The net loss as compared to net income over prior year is due primarily to the increase in interest expense and an increase in expenses relating to unconsummated business acquisitions.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1996 TO NINE MONTHS ENDED JUNE 30,
1995

         Net revenues increased by $5.8 million, or 11.8%, to $55.3 million in the nine months ended June 30, 1996 from $49.5 million in the same period of 1995. Operating expenses increased by $6.7 million, or 16.7%, to $47 million in the nine months ended June 30, 1996 from $40.3 million in the same period of 1995. The increases in net revenues and operating expenses over the same period of 1995 are due primarily to the results of operations of additional radio stations acquired during fiscal 1995 and to increases in programming and promotion expenses resulting from programming changes in the Miami market.

         Interest expense, net of interest income, increased by $4.2 million, or 113.8%, to $7.9 million in the nine months ended June 30, 1996 from $3.7 million in the same period of 1995 primarily as a result of increased borrowings over the same period of the prior year. The proceeds of borrowings were used primarily for business acquisitions and certain capital expenditures.

         For the nine months ended June 30, 1996, a net loss of $976,000 was incurred compared to net income of $3.7 million in the same period of 1995. The net loss as compared to net income over the prior year is due primarily to increases in promotion expenses over prior year amounts resulting from format changes at two of the Company's Miami radio stations, increases in interest expense resulting from increased borrowings and to an increase in expenses relating to unconsummated business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the nine months ended June 30, 1996 was $675,000 compared to net cash provided of $3.7 million for the same period in 1995. Generally, capital expenditures are financed from cash generated from operations and long-term borrowings. In January 1996, the Company borrowed $1.5 million under its Credit Agreement to fund the acquisition of real property in Miami on which an AM transmitting tower is located. On March 13, 1996, the Company completed an Amended and Restated Credit Agreement with its lender resulting in an increase to the total credit facilities from $100 million to $175 million and the commencement of principal payments was deferred until December 31, 1996. Other terms of the amended Credit Agreement remained substantially the same. On March 25, 1996, the Company borrowed an additional $20 million under the Credit Agreement to fund the acquisition of the assets of WPAT-AM in New York. As of June 30, 1996, the Company had $121.5 million outstanding under its $175 million Credit Agreement. Borrowings under the Credit Agreement bear interest at a floating rate based on either (i) the agent bank's Eurodollar rate plus an incremental rate, or (ii) the higher of the agent bank's prime rate plus an incremental rate or the federal funds rate plus an incremental rate.

         On August 5, 1996, the Company borrowed $135 million under a Credit Agreement with a new lender which provides a total credit facility of $155 million. The proceeds were used to retire all of the outstanding debt under the Company's existing credit agreement and to pay certain non-compete and employment contract settlements, and certain transaction and other costs relating to the stockholder purchase agreement and tender offer agreements described in Note 6 to the Condensed Consolidated Financial Statements. The terms, covenants and conditions of the new credit agreement are similar to those under the former credit agreement, except that the entire principal balance outstanding plus unpaid interest is due in January 1998. The principal maturities of long-term debt as of June 30, 1996 reflect the terms of the new credit agreement.


         Available cash on hand plus cash provided by operations was sufficient to pay interest due under the Credit Agreement and fund certain capital expenditures during the nine months ended June 30, 1996. The Company believes it will have sufficient cash flow to finance its operations and satisfy its debt service requirements. The Company regularly reviews potential acquisitions of additional radio stations. Any future acquisitions are expected to be financed through additional borrowings under the Credit Agreement and/or cash provided by operations.

                          PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

Change in Control of Company

On August 5, 1996, Clear Channel Radio, Inc., a wholly owned subsidiary of Clear Channel Communications, Inc. (Clear Channel), completed a stock purchase and tender offer of the Company's Class A and B Common Stock for $23 per share. The consummation of these transactions, as more fully described in Note 6 to the Condensed Consolidated Financial Statements, increases Clear Channel's investment in the Company from a previously owned 21% interest to 62%. Clear Channel is a diversified radio and television broadcasting company.

In connection with the change in control of the Company described above, the following new directors and officers were elected:

                 L. Lowry Mays                     Director, President and Chief Executive Officer
                 Ernesto Cruz                      Director
                 B.J. McCombs                      Director
                 James M. Raines                   Director
                 John H. Williams                  Director
                 Mark P. Mays                      Senior Vice President
                 John T. Kendrick                  Senior Vice President, Chief Financial Officer and
                                                      Assistant Secretary
                 Randall T. Mays                   Vice President and Treasurer
                 Kenneth E. Wyker                  Vice President for Legal Affairs and Secretary
                 Herbert E. Hill                   Vice President and Controller


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are included herein.

(11)     Statement re: Computation of Per Share Earnings

(b)      Reports on Form 8-K

         During the quarter ended June 30, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 1996.

HEFTEL BROADCASTING CORPORATION

By:   /s/ L. Lowry Mays
     ----------------------------
     L. Lowry Mays, President and
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                      Title                                                Date
- ---------                      -----                                                ----
 /s/ L. Lowry Mays             President, Chief Executive Officer                   August 12, 1996
- ------------------------------- and Director
L. Lowry Mays


 /s/ John T. Kendrick          Senior Vice President and Chief Financial            August 12, 1996
- -----------------------------  Officer (principal accounting officer)
John T. Kendrick



