Form 10-Q/A
period 1996-06-30
HEFTEL BROADCASTING CORP
filed 1996-11-06
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

     (Mark One)
         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                      FOR THE QUARTER ENDED JUNE 30, 1996

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

              For the Transition period from ___________ to ____________

                         Commission file number 0-24516



                        HEFTEL BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)



                  Delaware                              99-0113417
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

         6767 West Tropicana Avenue
              Las Vegas, Nevada                            89103
   (Address of principal executive offices)              (Zip Code)


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

Class                                       Outstanding at August 12, 1996
-----                                       ------------------------------
Class A Common Stock, $.001 Par Value       11,547,731 shares
Class B Common Stock, $.001 Par Value       810,587 shares (shares held
                                                    as treasury stock)

                        HEFTEL BROADCASTING CORPORATION

                                 June 30, 1996

                                     INDEX


PART I           FINANCIAL INFORMATION                                                                   PAGE

Item     1.      Financial Statements (Unaudited)                                                          3

                     Condensed Consolidated Balance Sheets as of June 30, 1996
                     and September 30, 1995                                                                3

                     Condensed Consolidated Statements of Operations for the Three Months
                     and Nine Months Ended June 30, 1996 and 1995                                          4

                     Condensed Consolidated Statements of Cash Flows for the Nine Months
                     Ended June 30, 1996 and 1995                                                          5

                     Notes to Condensed Consolidated Financial Statements                                  6


Item     2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                     9


PART II          OTHER INFORMATION

Item     5.      Other Information                                                                        11

Item     6.      Exhibits and Reports on Form 8-K                                                         11


SIGNATURES                                                                                                13

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

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED JUNE 30,            NINE MONTHS ENDED JUNE 30,
                                       ------------------------------          ----------------------------
                                          1996               1995                 1996             1995
                                       ------------------------------          ----------------------------
                                                (UNAUDITED)                            (UNAUDITED)
Net revenues                           $19,900,061        $16,629,786          $53,053,497      $46,643,810
Operating expenses                      15,943,343         12,314,335           43,096,469       37,271,695
                                       -----------        -----------          -----------      -----------
Operating income                         3,956,718          4,315,451            9,957,028        9,372,115

Other expense:
  Interest expense, net                 (3,201,298)        (1,350,497)          (7,935,512)      (3,711,745)
  Other expense, net (including
     cost relating to unconsummated
     acquisitions)                      (1,117,862)          (140,889)          (1,324,579)        (361,625)
                                       -----------        -----------          -----------      -----------
                                        (4,319,160)        (1,491,386)          (9,260,091)      (4,073,370)
                                       -----------        -----------          -----------      -----------

Income (loss) before minority
  interest and provision for
  income taxes                            (362,442)         2,824,065              696,937        5,298,745

Minority interest                             --             (351,305)                --         (1,428,337)
Provision for income taxes                    --                   --              (65,000)         (53,000)
                                       -----------        -----------          -----------      -----------
Net income (loss) from continuing
 operations                               (362,442)         2,472,760              631,937        3,817,408

Discontinued operations:
 Loss on discontinued operations
   of CRC                                 (500,326)           689,601           (1,608,167)        (135,398)
                                       -----------        -----------          -----------      -----------

Net income (loss)                      $  (862,768)       $ 3,162,361          $  (976,230)     $ 3,682,010
                                       ===========        ===========          ===========      ===========


Net income (loss) per common
  and common equivalent share
  from continuing operations                $(0.04)            $ 0.22               $ 0.06            $0.34
                                            ======             ======               ======            =====

Net income (loss) per common
  and common equivalent share               $(0.09)            $ 0.29               $(0.10)           $0.33
                                            ======             ======               ======            =====


Weighted average common
  shares outstanding                    10,143,397         10,969,623           10,326,354       10,898,156
                                       ===========        ===========          ===========      ===========

           See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED JUNE 30
                                                                             ------------------------------
                                                                                 1996              1995
                                                                             -------------     ------------
                                                                                       (UNAUDITED)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $     674,642      $ 3,653,546

INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (3,825,926)      (2,919,443)
  Payments relating to pending and completed
    business acquisitions                                                      (21,341,051)      (5,559,708)
                                                                             -------------     ------------
Net cash used in investing activities                                          (25,166,977)      (8,479,151)

FINANCING ACTIVITIES:
  Proceeds from borrowings under credit agreement                               28,459,267       15,475,000
  Payment of debt issue cost                                                    (5,199,877)              --
  Repayment of long-term debt                                                     (681,983)        (504,243)
  Net change in amounts due to/from
    officers and stockholders                                                      (68,200)        (552,501)
  Proceeds from exercise of stock options and warrants                             512,782               --
  Redemption of Preferred Stock                                                         --       (1,960,290)
  Payment of cumulative Preferred Stock dividends                                  (33,563)      (2,861,308)
                                                                             -------------     ------------
Net cash provided by financing activities                                       22,988,426        9,596,658
                                                                             -------------     ------------

Net increase/(decrease) in cash                                                 (1,503,909)       4,771,053
Cash at beginning of period                                                      5,404,310       10,218,911
                                                                             -------------     ------------
Cash at end of period                                                        $   3,900,401     $ 14,989,964
                                                                             =============     ============


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

2.  STOCKHOLDERS' EQUITY

                                                                            JUNE 30,         SEPTEMBER 30,
                                                                              1996               1995
                                                                          ------------       ------------
Stockholders' equity (Notes 5 and 6):
  Series A Preferred Stock, cumulative, $.001 par value,
    2,600,000 shares authorized, 335,634 issued and outstanding at June 30, 1996 and September 30, 1995
    Liquidation preference of $342,347 at June 30, 1996
    ($355,772 at September 30, 1995)                                      $        336       $        336
  Undesignated series preferred stock, $.001 par value, 2,400,000
    shares authorized, none issued or outstanding                                   --                 --
  Class A Common Stock, $.001 par value, 30,000,000 shares
    authorized, 6,823,518 issued and outstanding at June 30, 1996
    (6,191,799 at September 30, 1995)                                            6,824              6,192
  Class B Common Stock, $.001 par value, 7,000,000 shares
    authorized, 4,167,116 issued and outstanding at June 30, 1996
    (4,679,763 at September 30, 1995)                                            4,167              4,680
  Additional paid-in capital                                                96,898,263         95,693,269
  Accumulated deficit                                                      (44,849,328)       (43,839,535)
  Less treasury stock at cost, 810,587 shares                               (4,019,735)        (4,019,735)
  Notes receivable from stockholders related to purchase of stock           (4,264,052)        (4,264,052)
                                                                          ------------       ------------
Net stockholders' equity                                                  $ 43,776,475       $ 43,581,155
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

         Subsequent to June 30, 1996, the Company redeemed all of the Series A Preferred Stock outstanding and paid cumulative dividends through the redemption date (Note 6).

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

On September 9, 1996, the Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by the Company's wholly-owned subsidiary Spanish Coast-to-Coast, d.b.a. Cadena Radio Centro
(CRC) effective August 5, 1996. Consequently, the accompanying condensed consolidated statements of operations have been restated to reflect the effects of the discontinued operations of CRC for each of the periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS ENDED JUNE 30,
1995

         Net revenues increased by $3.3 million, or 19.9%, to $19.9 million in the three months ended June 30, 1996 from $16.6 million in the same quarter of 1995. Operating expenses increased by $3.6 million, or 29.3%, to $15.9 million in the three months ended June 30, 1996 from $12.3 million in the same period of 1995. The increases in net revenues and operating expenses over the same period of 1996 are due primarily to the results of operations of additional radio stations acquired during fiscal 1995, and to increases in programming and promotion expenses resulting from programming changes in the Miami market.

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

         On September 9, 1996, the Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by the Company's wholly-owned subsidiary Spanish Coast-to-Coast, d.b.a. Cadena Radio Centro
(CRC) effective August 5, 1996. Consequently, the accompanying condensed consolidated statements of operations have been restated to reflect the effects of the discontinued operations of CRC for each of the periods presented. The losses from discontinued operations increased $1,190,000 to $500,000 in the three months ended June 30, 1996 from income of $690,000 in the same period of 1995 primarily as a result of continuing softness of network revenue.

         For the three months ended June 30, 1996, a net loss of $863,000 was incurred compared to net income of $3.2 million in the same period of 1995.
The net loss as compared to net income over prior year is due primarily to the increase in interest expense, increased programming and promotional expense and an increase in expenses relating to unconsummated business acquisitions. See
Note 6 to accompanying Condensed Consolidated Financial Statements.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1996 TO NINE MONTHS ENDED JUNE 30,
1995

         Net revenues increased by $6.4 million, or 13.7%, to $53.0 million in the nine months ended June 30, 1996 from $46.6 million in the same period of 1995. Operating expenses increased by $5.8 million, or 15.6%, to $43.1 million in the nine months ended June 30, 1996 from $37.3 million in the same period of 1995. The increases in net revenues and operating expenses over the same period of 1996 are due primarily to the results of operations of additional radio stations acquired during fiscal 1995 and to increases in programming and promotion expenses resulting from programming changes in the Miami market.

         Interest expense, net of interest income, increased by $4.2 million, or 113.8%, to $7.9 million in the nine months ended June 30, 1996 from $3.7 million in the same period of 1995 primarily as a result of increased borrowings over the same period of the prior year. The proceeds of borrowings were used primarily for business acquisitions and certain capital expenditures.

         On September 9, 1996, the Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by the Company's wholly-owned subsidiary Spanish Coast-to-Coast, dba Cadena Radio Centro (CRC) effective August 5, 1996. Consequently, the accompanying condensed consolidated statements of operations have been restated to reflect the effects of the discontinued operations of CRC for each of the periods presented. The losses from discontinued operations increased by $1,473,000 to $1,608,000 in the nine months ended June 30, 1996 from $135,000 in the same period of 1995 primarily as a result of continuing softness of network revenue.

         For the nine months ended June 30, 1996, a net loss of $976,000 was incurred compared to net income of $3.7 million in the same period of 1995. The decrease in net income is due primarily to increases in promotional expenses over prior year amounts resulting from format changes at two of the Company's Miami radio stations and interest expense resulting from increased borrowings. See Note 6 to accompanying Condensed Consolidated Financial Statements.

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

In connection with the change in control of the Company described above, the following new directors and officers were elected:

       L. Lowry Mays                     Director, President and Chief Executive Officer
       Ernesto Cruz                      Director
       B.J. McCombs                      Director
       James M. Raines                   Director
       John H. Williams                  Director
       Mark P. Mays                      Senior Vice President
       John T. Kendrick                  Senior Vice President, Chief Financial Officer and
                                              Assistant Secretary
       Kenneth E. Wyker                  Vice President for Legal Affairs and Secretary
       Herbert W. Hill                   Vice President and Controller
       Randall T. Mays                   Vice President and Treasurer

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included herein.

2.1 Tender Offer Agreement, dated June 1, 1996, between the Company and Clear Channel Radio, Inc. ("Clear Channel") (incorporated herein by reference to Exhibit 99(c)(1) of Clear Channel's Schedule 14D-1 filed on June 7, 1996).

2.2 Amendment No. 1 to Tender Offer Agreement, dated June 6, 1996 (incorporated herein by reference to Exhibit 99(c)(9) of Clear Channel's Schedule 14D-1 filed on June 7, 1996).

2.3 Amendment No. 2 to Tender Offer Agreement, dated June 20, 1996 (incorporated by reference to Exhibit (c)(3) of the Company's Schedule 14D-9 dated June 20, 1996).

2.4 Confidentiality Letter Agreement dated May 31, 1996, between the Company and Clear Channel (incorporated herein by reference to Exhibit 99(c)(12) of Clear Channel's Schedule 14D-1 filed on June 7, 1996).

10.1 Agreement Not To Compete, dated June 1, 1996, between the Company and Carl Parmer (incorporated herein by reference to Exhibit 99(c)(4) of Clear Channel's Schedule 14D-1 filed on June 7, 1996).

10.2 Agreement Not To Compete, dated June 1, 1996, between the Company and Cecil Heftel (incorporated herein by reference to Exhibit 99 (c)(3) of Clear Channel's Schedule 14D-1 filed on June 7, 1996).

10.3 Settlement Agreement, dated June 1, 1996, between the Company and Carl Parmer (incorporated herein by reference to Exhibit 99 (c)(6) of Clear Channel's Schedule 14D-1 filed on June 7, 1996).

10.4 Settlement Agreement, dated June 1, 1996, between the Company and Cecil Heftel (incorporated herein by reference to Exhibit 99 (c)(5) of Clear Channel's Schedule 14D-1 filed on June 7, 1996).

10.5 Amendment No. 1 to Employment Agreement dated May 31, 1996, between KTNQ/KLVE, Inc. and Richard Heftel.

11.0     Statement re: Computation of Per Share Earnings

(b)      Reports on Form 8-K

         During the quarter ended June 30, 1996, the Company filed the following reports on Form 8-K:

                 (1)      8-K dated June 14, 1996 and

                 (2)      8-K dated June 20, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of November, 1996.

HEFTEL BROADCASTING CORPORATION

By:   /s/ L. Lowry Mays
     -------------------------------------
        L. Lowry Mays, President and
        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                          Date
---------                      -----                          ----

 /s/ L. Lowry Mays             President, Chief               November 4, 1996
--------------------------     Executive Officer
L. Lowry Mays                  and Director

 /s/ John T. Kendrick          Senior Vice President          November 4, 1996
--------------------------     and Chief Financial
John T. Kendrick               Officer (principal
                               accounting officer)