Form 10-K
period 1996-09-30
HEFTEL BROADCASTING CORP
filed 1996-12-23
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

         [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                       or

         [  ] Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 [No Fee Required]

               For the Transition period from            to

                         Commission file number 0-24516

                         HEFTEL BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                99-0113417
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

    6767 West Tropicana Avenue, Suite 102                    89103
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

                          Yes [x]                   No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of registrant's classes of common stock as of December 18, 1996:

Class A Common Stock, $.001 Par Value - 11,547,731 shares
Class B Common Stock, $.001 Par Value - None

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 18, 1996:

Class A Common Stock, $.001 Par Value - $130,684,733
Class B Common Stock, $.001 Par Value - None

                         HEFTEL BROADCASTING CORPORATION

                               September 30, 1996

                                      INDEX

PART I                                                                  PAGE

Item 1.   Business                                                         3

Item 2.   Properties                                                      14

Item 3.   Legal Proceedings                                               15

Item 4.   Submission of Matters to a Vote of Security Holders             16


PART II

Item 5.   Market for the Registrant's Common Equity and
              Related Stockholder Matters                                 17

Item 6.   Selected Financial Data                                         18

Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         20

Item 8.   Financial Statements and Supplementary Data                     23

Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                         45


PART III

Item 10.  Directors and Executive Officers of the Registrant              45

Item 11.  Executive Compensation                                          46

Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                              49

Item 13.  Certain Relationships and Related Transactions                  50


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                 52

                         HEFTEL BROADCASTING CORPORATION

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Heftel Broadcasting Corporation (the "Company") was incorporated in 1992 and is the successor by merger to Heftel Broadcasting Corporation, a Hawaii corporation, which was formed in 1974. The Company is the largest Spanish language radio broadcasting company in the United States and currently owns and programs 17 radio stations, 16 of which are located in five of the ten largest Hispanic markets in the United States, including Los Angeles, New York, Miami, Chicago, and Dallas/Ft. Worth. The Company has agreed to acquire Tichenor Media System, Inc. ("Tichenor"), the third largest Spanish language radio broadcasting company in the United States. Tichenor owns or programs 20 radio stations which serve six of the ten largest Hispanic markets in the United States, including San Francisco/San Jose, Chicago, Houston, San Antonio, McAllen/Brownsville/Harlingen and El Paso. Following the Tichenor acquisition, the Company will own or program 37 radio stations in 11 markets, including stations in each of the top ten Hispanic markets in the United States. See "Recent Developments -- Tichenor Merger."

         The Company's strategy is to own and program top performing radio stations, principally in the largest Spanish language radio markets in the United States. The top ten Hispanic markets account for approximately 17.2 million Hispanics, representing approximately 63% of the total Hispanic population in the United States. Upon completion of the Tichenor acquisition, the Company will have the largest Spanish language radio station combination, as measured by audience and revenue share, in eight of the top ten Hispanic markets. Additionally, the Company will have the highest rated radio station in any format in four of the top ten Hispanic markets.

         The Company intends to acquire or develop additional Spanish language radio stations in the leading Hispanic markets. When evaluating a potential acquisition, the Company considers the following factors: (i) the ability to generate satisfactory rates of return on its investment, (ii) the ability to increase operating cash flow at the station, (iii) the strategic importance of the station to the Company's overall business objectives, (iv) the size and projected rates of growth of the market's broadcasting revenues, Hispanic population and consumer spending and (v) the number of competitive stations in the market.

         The Company believes Spanish language broadcasting has significant growth potential for the following reasons:

         - The Hispanic population is the fastest growing population segment in the United States and is expected to grow from an estimated
              27.2 million (approximately 10.3% of the total United States population) at the end of 1995 to an estimated 30.7 million (approximately 11.3% of the total United States population) by the year 2000. These estimates imply a growth rate of approximately three times the expected growth rate for the total United States population during the same period.

         - Advertisers have substantially increased their use of Spanish language media in recent years. Total advertising revenues from advertising in Spanish language media rose from $166 million in 1983 to $1.06 billion in 1995. This represents a compound annual growth rate of 16.7%, which is more than double the growth rate of total advertising over the same period. Although Hispanic consumers will spend an estimated $340 billion in 1997, or 6.5% of the total consumer spending in the United States, Spanish language advertising currently represents less than 0.7% of the total advertising expenditures.

         - Advertisers have begun to target Hispanic households because they are younger and spend a greater percentage of their household income on consumer products than non-Hispanic households. Hispanic households in the United States average 3.5 persons, compared to an average of 2.5 persons for non-Hispanic households. In addition, 82% of Hispanic households in the United States are family units, compared to 71% of all households in the United States. During the 1990's, one in four new households in the United States is expected to be headed by a person of Hispanic origin.

         - Hispanics have maintained strong social and cultural ties to their countries of origin, particularly in their continued use of the Spanish language. An estimated 78% of Hispanics speak at least some Spanish and approximately 40% speak it exclusively. Spanish is expected to continue to be the language of preference for Hispanics.

         - The number of Spanish language media outlets is disproportionately lower than the number of similar English language outlets. In the radio segment, there are currently approximately 400 Spanish language commercial stations, which constitute only approximately 4% of all commercial radio stations in the United States, although the Hispanic population comprises approximately 10.3% of the United States population.

RECENT DEVELOPMENTS

Secondary Public Stock Offering

         On October 18, 1996, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the sale of up to 4,025,000 shares of its Class A Common Stock in a secondary public offering. The net proceeds from this stock offering will be used to repay outstanding debt under the Company's existing credit agreement. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

Clear Channel Tender Offer

         Clear Channel Communications, Inc. (together with its wholly owned subsidiaries "Clear Channel") is a diversified publicly held broadcasting company that currently owns or programs 99 radio stations and 18 television stations in 33 markets. On August 5, 1996, Clear Channel completed a tender offer and a related private purchase of stock from existing stockholders of the Company (collectively, the "Tender Offer"). As a result of the Tender Offer, Clear Channel currently owns approximately 63% of the outstanding Class A Common Stock of the Company.

         Concurrent with completion of the Tender Offer, Mr. Cecil Heftel, former Chairman and Co-Chief Executive Officer, and Mr. Carl Parmer, former Co-Chief Executive Officer and President, each entered into agreements not to compete and employment settlement agreements (each, a "Settlement Agreement") with the Company. Pursuant to their respective Settlement Agreement, the employment by the Company of Mr. Heftel and Mr. Parmer terminated immediately following the purchase of their respective shares pursuant to the Tender Offer. An aggregate of approximately $25.8 million was paid to Messrs. Heftel and Parmer upon closing of the Tender Offer in exchange for releases from any claims resulting from termination of their respective employment agreements with the Company and as compensation for their respective agreements not to compete with the Company in certain specified markets for a period of five years from the date of closing of the Tender

Offer. In connection with the Tender Offer, the Company's Board of Directors was replaced with the current directors, all of whom were designated by Clear Channel.

Tichenor Merger

         On July 9, 1996, Clear Channel and Tichenor entered into an Agreement and Plan of Merger, which was amended and restated on October 10, 1996 ("Merger Agreement"), which, subject to the terms and conditions thereof, provides for the acquisition of Tichenor by the Company (the "Tichenor Merger"). Pursuant to the Merger Agreement, a wholly owned subsidiary of the Company will merge with and into Tichenor, and Tichenor shall continue as the surviving corporation as a wholly owned subsidiary of the Company. At the time the Merger Agreement was executed, Clear Channel had commenced but not completed the Tender Offer. The then existing management and Board of Directors of the Company were not involved in the negotiations concerning the acquisition of Tichenor. On August 14, 1996, after the consummation of the Tender Offer, Clear Channel offered to assign the Merger Agreement to the Company in accordance with the Merger Agreement, and on October 10, 1996, the current Board of Directors of the Company approved the Tichenor Merger and the assignment to the Company of the Merger Agreement. In approving the Tichenor Merger, the Company considered, among other things, the strength of the combined management of the Company and Tichenor; the marketing and operating benefits of the expansion of the Company's presence into each of the top ten Hispanic markets; and the benefits of diversifying the Company's operations thereby reducing its reliance on any individual market.

         Under the terms of the Merger Agreement, the shareholders and warrant holders of Tichenor will receive an aggregate of 5,689,878 shares of the Company's Class A Common Stock and approximately $3.4 million in cash. The Company will also assume Tichenor's outstanding debt which was approximately $71.3 million on September 30, 1996. In addition, Clear Channel will convert all of its shares of the Company's Class A Common Stock and its shares of common stock of Tichenor into 7,428,235 shares of a redesignated Class B Common Stock ("Nonvoting Common Stock") that will not have any voting rights except as specifically provided for in the charter or as otherwise required by law.

         The Tichenor Merger requires the approval of the Federal Communications Commission ("FCC"). The FCC's cross-interest policy bars a party which holds an attributable interest in one or more radio stations in a market from having a "meaningful relationship" with another radio station in that market. A "meaningful relationship" is construed by the FCC to include a non-voting equity position in excess of 33 1/3% of the total outstanding common stock. Clear Channel has informed the Company that it is considering a number of alternatives to comply with FCC regulations upon consummation of the Tichenor Merger. In the event that no other alternative is approved by the FCC, Clear Channel has informed the Company it may place any remaining shares of Nonvoting Common Stock above the 33 1/3% maximum in a disposition trust for the purpose of sale, through negotiated block transactions or other type of sales. The use of a disposition trust, and the terms thereof, would be subject to the prior consent of the FCC.

         Upon consummation of the Tichenor Merger, the Company will enter into an employment agreement with McHenry T. Tichenor, Jr., pursuant to which Mr. Tichenor will serve as Chairman, President and Chief Executive Officer of the Company for a five year term. Mr. Tichenor is currently the President and Chief Executive Officer of Tichenor. The Tichenor Merger Agreement also provides that following the consummation of the Tichenor Merger, five designees of Tichenor shall constitute the entire Board of Directors of the Company. Tichenor has informed the Company its designees are McHenry T. Tichenor Jr., McHenry T. Tichenor Sr., Robert Hughes, James M. Raines, and Ernesto Cruz.

Business and Radio Station Asset Acquisitions

         In March 1996, the Company acquired the FCC license and certain broadcast and other equipment of WPAT-AM in the New York City market for approximately $19.5 million in cash. The acquisition was financed through additional borrowings under the Company's credit agreement.

Viva Media Transaction

         On September 7, 1995, the Company, through a subsidiary, acquired from Mambisa Broadcasting Corporation (Mambisa) the remaining 51% interest in Viva America Media Group (Viva Media), a Florida partnership that owns WAQI-AM and WRTO-FM which serve the Miami market, for $19.8 million in cash. In addition, on September 7, 1995 the Company agreed to purchase from Mambisa real property in Miami, Florida on which the transmission tower for WAQI-AM is located for $1.5 million in cash and a $1.5 million non-interest bearing promissory note. The acquisition of the real property was completed in January 1996. The Company secured the $1.5 million promissory note with a mortgage on the purchased premises.

Refinanced Credit Agreement

  New Credit Agreement

         On August 5, 1996, concurrent with the completion of the Tender Offer described under "Clear Channel Tender Offer", the Company borrowed $135 million under a new revolving credit agreement ("New Credit Agreement") with new lenders which provides a total credit facility of $155 million. The proceeds were used to retire all of the outstanding debt under the Company's old credit agreement and to pay certain noncompete and employment contract settlements plus certain transaction and other costs relating to the Tender Offer. The lenders have a security interest in the assets of the Company and the stock and partnership interests of the Company's subsidiaries. The New Credit Agreement restricts the payment of dividends and establishes limitations on, among other things, capital expenditures and additional borrowings. The Company is also required to maintain certain financial ratios, such as leverage and interest coverage ratios. Interest on borrowings under the New Credit Agreement is due monthly and the unpaid principal balance plus accrued interest is due in January 1998.

  Old Credit Agreement

         On March 13, 1996, the Company completed an Amended and Restated Credit Agreement ("Old Credit Agreement") under which the credit facilities were increased from $100 million to $175 million and the commencement of principal payments was deferred until December 1996. Other terms of the Old Credit Agreement remained substantially the same. On March 25, 1996, the Company borrowed an additional $20 million under the Old Credit Agreement to fund the acquisition of the assets of radio station WPAT-AM in New York.

Discontinued Operations

         Effective August 5, 1996, the Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by the Company's wholly owned subsidiary Spanish Coast-to-Coast, Ltd., dba Cadena Radio Centro
(CRC). The loss relating to the discontinued operations of CRC for fiscal 1996 approximates $10 million, $8.1 million of which was recognized during the quarter ended September 30, 1996. CRC intends to fulfill its contractual program obligations and is expected to cease operating by December 31, 1996.

SPANISH LANGUAGE RADIO INDUSTRY

         Statistical information contained herein regarding the radio industry, population, consumer spending and advertising expenditures are taken from the Arbitron Company 1995-1996 radio metro ratings; 1990 U.S. Census; the Hispanic Consumer Market Report (DRI/McGraw Hill, June 1992); SRDS -- Standard Rate & Data Services (August 1996); Advertising Age (September 30, 1996); Sales and Marketing Management's Survey of Buying Power; Strategy Research Corporation -- 1996 U.S. Hispanic Market Study; Duncan's Radio Market Guide (1996 Edition); Hispanic Business (December 1995); Market Segment Research, Inc., and Paul Kagan Associates, Inc.

PROGRAMMING

         Due to differences in origin, Hispanics are not a homogeneous group. The music, culture, customs and Spanish dialects vary from one radio market to another. Consequently, the Company programs its stations in a manner responsive to the local preferences of a target demographic audience in each of the markets it serves. A well researched mix of music and on-air programming at an individual station can attract a wide audience targeted by Spanish language advertisers. Programming is consistently monitored to maintain its quality and relevance to the target audience. Most music formats are primarily variations of Regional Mexican, Tropical, Tejano and Contemporary music styles. The local program director selects music from the various music styles that best reflects the music preferences of the local Hispanic audiences. A brief description of each music style follows:

         Regional Mexican. Regional Mexican consists of various types of music played in different regions of Mexico. Ranchera music, originating in Jalisco, Mexico, is a traditional folkloric sound commonly referred to as Mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who have lived in the country towns. Nortena means northern, and is representative of Northern Mexico. Featuring an accordion, Nortena has a Polka sound with a distinct Mexican flavor. Banda is a regional format from the state of Sinaloa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers. Regional Mexican also includes Cumbia music, which originates from Colombia.

         Contemporary. The Contemporary format includes pop, Latin rock, and ballads. This format is similar to English adult contemporary and contemporary hit radio stations.

         Tropical. The Tropical format primarily consists of Salsa, Merengue and Cumbia music. Salsa is dance music combining Latin Caribbean rhythms with jazz. Salsa symbolizes music from Puerto Rico, Cuba, and the Dominican Republic and is popular with Hispanics living in New York, Miami and Chicago. Merengue music is also up-tempo dance music originating from the Dominican Republic.

         Tejano. Tejano music originated in Texas and is based on Mexican themes but is indigenous to Texas. It is a combination of contemporary rock, Ranchera, and country music. The lyrics are sung in both Spanish and English. The on-air talent speak in Spanish and English.

         Full service. The Full Service format includes all the traditional radio services: music, news, sports, traffic reports, special information programs and weather.

         News/Talk. News includes local, national, international reports and weather, business, traffic and sports. Talk includes commentary, analysis, discussion, interviews, call-ins and information shows.

STATIONS

         The following table sets forth selected information regarding Company owned radio stations:

                           GEOGRAPHIC            RANKING BY                                       PRIMARY
       STATION               MARKET               HISPANIC               STATION                DEMOGRAPHIC
    CALL LETTERS            SERVED(1)           POPULATION(2)            FORMAT                   TARGET
    ------------            ---------          ---------------           -------                 ---------
KTNQ-AM                    Los Angeles                1                 News/Talk                 Adults
                                                                                                   25-54
KLVE-FM                    Los Angeles                1               Contemporary                Adults
                                                                                                   25-54
WADO-AM                    New York(3)                2                 News/Talk                 Adults
                                                                                                    25+
WPAT-AM                     New York                  2                 Brokered                    n/a

WAMR-FM (4)                   Miami                   3            Adult Contemporary             Adults
                                                                                                   25-54
WAQI-AM                       Miami                   3                 News/Talk                 Adults
                                                                                                    35+
WRTO-FM                       Miami                   3                 Tropical                  Adults
                                                                                                   18-34
WQBA-AM                       Miami                   3             News/Talk/Sports              Adults
                                                                                                    35+
WLXX-AM                      Chicago                  5                 Tropical                  Adults
                                                                                                   18-49
KESS-AM                 Dallas/Ft. Worth              9               Full Service                Adults
                                                                                                    18+
KINF-AM (5)             Dallas/Ft. Worth              9                   Talk                    Adults
                                                                                                   18-49
KMRT-AM                 Dallas/Ft. Worth              9               Contemporary                Adults
                                                                                                   18-49
KMRT-FM                 Dallas/Ft. Worth              9               Contemporary                Adults
                                                                                                   18-49
KICI-FM                 Dallas/Ft. Worth              9                  Tejano                   Adults
                                                                                                   18-49
KHCK-FM                 Dallas/Ft. Worth              9                  Tejano                   Adults
                                                                                                   18-49
KLSQ-AM                     Las Vegas                33             Regional Mexican              Adults
                                                                                                   18-49

-------------------------------------------------

 (1)     Actual city of license may differ from the metropolitan market served.

 (2) Ranking of the principal radio market served by the Company's station(s) among all U.S. radio markets by Hispanic population as reported by Strategy Research Corporation -- 1996 U.S. Hispanic Market Study.

 (3)     The Company also owns WGLI-AM which currently is not broadcasting.

 (4)     Formerly WQBA-FM

 (5)     Formerly KICI-AM

The following table sets forth selected information with regard to Company owned radio stations:

                                      Date         License            FCC
Station/Location                   Acquired    Expiration Date     Frequency
----------------                   --------    ---------------     ---------
KTNQ-AM, Los Angeles, CA             10/85         12/1/97           1020 kHz
KLVE-FM, Los Angeles, CA             10/85         12/1/97          107.5 MHZ
WADO-AM, New York, NY                 8/94          6/1/98           1280 kHz
WPAT-AM, New York, NY                 3/96          6/1/98            930 kHz
WAQI-AM, Miami, FL                   10/89          2/1/03            710 kHz
WRTO-FM, Miami, FL                   10/89          2/1/03           98.3 MHZ
WQBA-AM, Miami, FL                    8/94          2/1/03           1140 kHz
WAMR-FM, Miami, FL                    8/94          2/1/03          107.5 MHZ
KESS-AM, Dallas/Ft. Worth, TX         8/94          8/1/97           1270 kHz
KINF-AM, Dallas/Ft. Worth, TX         8/94          8/1/97           1440 kHz
KMRT-AM, Dallas/Ft. Worth, TX        12/94          8/1/97           1480 kHz
KICI-FM, Corsicana, TX                4/95          8/1/97          107.9 MHZ
KMRT-FM, Dallas/Ft. Worth, TX         6/95          8/1/97          106.7 MHZ
KHCK-FM, Dallas/Ft. Worth, TX         7/95          8/1/97           99.1 MHZ
WLXX-AM, Chicago, IL                  7/95         12/1/96           1200 kHz
KLSQ-AM, Las Vegas, NV                8/95         10/1/97            870 kHz

         The Company also owns WGLI-AM in Babylon, New York which currently is not broadcasting.

COMPETITION

         Broadcasting is a highly competitive business. The Company's radio stations compete for audiences and advertising revenues with other radio stations of all formats, as well as with other media, such as newspapers, magazines, television, cable television, outdoor advertising and direct mail, within their respective markets. Audience ratings and market shares are subject to change and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market.

         The radio broadcasting industry is also subject to competition from new media technologies being developed, such as the delivery of audio programming by cable and direct satellite television systems, which are already available in many markets, and satellite and terrestrial delivery of digital audio broadcasting and satellite radio. See "--Federal Regulation of Radio Broadcasting." There can be no assurance the development or introduction of any new media technology will not have an adverse effect on the radio broadcasting industry.

         Companies operating radio stations must always be alert to the possibility of another station changing its programming format to compete directly for listeners and advertisers. There are typically several other well-capitalized station operators competing in the same geographic markets as the Company. If one or more of these operators decide to convert one of their stations to a format similar to one of the Company's radio stations in the same geographic area, the result could be lower ratings and advertising revenue, increased promotion and other expenses and consequently lower broadcast cash flow for the Company.

FEDERAL REGULATION OF RADIO BROADCASTING

         Existing Regulation and Legislation. Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of a radio broadcasting station except under a license issued by the FCC and empowers the FCC, among other things, to issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations' frequencies, locations and power; regulate the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act; impose penalties for violation of such regulations; and impose fees for processing applications and other administrative functions. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

         The Telecommunications Act of 1996 (the "1996 Act") represents the most comprehensive overhaul of the country's telecommunications laws in more than 60 years. The 1996 Act significantly changes both the broadcast ownership rules and the process for renewal of broadcast station licenses. The 1996 Act also relaxes local radio ownership restrictions. The FCC has already implemented some of these changes through Commission Orders. The 1996 Act establishes a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. Additionally, the 1996 Act substantially liberalizes the national broadcast ownership rules, eliminating the national radio limits.

         This new regulatory flexibility has engendered aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading incumbents (i.e., existing networks and major station groups) has increased sharply the competition for, and the prices of, attractive stations.

         Multiple Ownership Restrictions. The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an "attributable" interest, as defined more fully below) in broadcast stations, as well as other specified mass media entities. Prior to the passage of the 1996 Act, these rules included limits on the number of radio stations that could be owned on both a national and local basis. On a national basis, the rules generally precluded any individual or entity from having an attributable interest in more than 20 AM radio stations and 20 FM radio stations.

         The 1996 Act substantially relaxed the radio ownership limitations. The FCC began its implementation of the 1996 Act with several orders issued on March 8, 1996. The Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing a single entity to own nationally any number of AM or FM broadcast stations. The Act and the FCC's new rules also greatly eased local radio ownership restrictions. As with the old rules, the maximum allowable varies depending on the number of radio stations within a market. In markets with more than 45 stations, one company may own, operate or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets with 15- 29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service. It should be noted, however, that the Department of Justice recently has precluded certain entities from acquiring the maximum number of radio stations allowed in a market under the 1996 Act because of concerns that antitrust laws would be violated. Thus, it is possible that the Company would, in certain instances, be unable to acquire the maximum number of stations allowed in a market under the 1996 Act.

         In 1992, the FCC placed limitations on time brokerage (local marketing) agreements ("LMA") through which the licensee of one radio station provides the programming for another licensee's station in the same market. Stations operating in the same service (e.g., where both stations are AM) and in the same market are prohibited from simulcasting more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to an LMA is required, under certain circumstances, to count that station toward its maximum even though it does not own the station.

         A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules, the Communications Act or both generally prohibit an individual or entity from having an attributable interest in both a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. The FCC has employed a liberal waiver policy with respect to the TV/radio cross-ownership restriction (the so-called "one-to-a-market" rule), generally permitting common ownership of one AM, one FM, and one TV station in any of the 25 largest markets, provided there are at least 30 separately owned stations in the market. The 1996 Act directed the Commission to extend its one-to-a-market waiver policy to the top 50 markets, consistent with the public interest, convenience and necessity. On November 7, 1996, the FCC released a Second Further Notice of Proposed Rulemaking seeking comment on a number if issues relating to the local television ownership rules, including its tentative conclusion that it should extend the presumptive waiver of the one-to-a-market rule to the top 50 markets. The Commission also requested further comment on whether there is a continued need for the rule and, if there is, whether the rule should be further modified. In addition, on September 27, 1996, the FCC released a Notice of Inquiry seeking comment on whether it should relax its policy of granting waivers of the radio/newspaper cross-ownership restriction.

         Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the Commission to review its remaining ownership rules biennially -- as part of its regulatory reform obligations -- to determine whether its various rules are still necessary. The Company cannot predict the impact of the biennial review process or any other agency or legislative initiatives upon the FCC's broadcast rules. Further, the 1996 Act's relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Company's stations are located, particularly to the extent that any of the Company's competitors may have greater resources and thereby be in a better position to capitalize on such changes.

         Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, limited partners who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee (either directly or indirectly), generally will be deemed to have an attributable interest in the license. Certain institutional investors who exert no control or influence over a licensee may own up to ten percent of such outstanding voting stock without being considered "attributable". Under current FCC regulations, debt instruments, non-voting stock, properly insulated limited partnership interests (as to which the licensee certifies that the limited partners are not "materially involved" in the management and operation of the subject media property) and voting stock held by minority stockholders in cases in which there is a single majority stockholder generally are not attributable. The FCC's "cross-interest" policy, which precludes an individual or entity from having a "meaningful" (even though not attributable) interest in one media property and an attributable interest in a broadcast, cable or newspaper property in the same area, may be invoked in certain circumstances to reach interests not expressly covered by the multiple ownership rules.

         In January 1995, the FCC initiated a rulemaking proceeding designed to permit a "thorough review of [its] broadcast media attribution rules." Among the issues on which comment was sought were (i) whether to change the voting stock attribution benchmarks from five percent to ten percent and, for passive investors, from ten percent to twenty percent; (ii) whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable; (iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not considered cognizable if a single shareholder owns more than fifty percent of the voting power); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate or codify the cross-interest policy; and (vii) whether to adopt a new policy which would consider whether multiple cross interests or other significant business relationships (such as time brokerage agreements, debt relationships or holdings of nonattributable interests), which individually do not raise concerns, raise issues with respect to diversity and competition. On November 7, 1996, the FCC released a Further Notice of Proposed Rulemaking in order to elicit further comment on several issues concerning its review of the broadcast attribution rules. In general, the FCC seeks comment as to whether the recent relaxation of the multiple ownership rules resulting from passage of the 1996 Act should affect the Commission's review of the rules, including whether a combination of debt and equity exceeding a certain threshold should be considered to be an attributable interest. The Company cannot predict with certainty when this proceeding will be concluded or whether any of these standards will be changed. Should the attribution rules be changed, the Company is unable to predict what effect, if any, such changes would have on the Company or its activities.

         License Grant and Renewal. Prior to the passage of the 1996 Act, radio broadcasting licenses generally were granted or renewed for a period of seven years upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. At the time an application is made for renewal of a radio license, parties in interest may file petitions to deny the application, and such parties, including members of the public, may comment upon the service the station has provided during the preceding license term. In addition, prior to passage of the 1996 Act, any person was permitted to file a competing application for authority to operate on the station's channel and replace the incumbent licensee. Renewal applications were granted without a hearing if there were no competing applications or if issues raised by petitioners to deny such applications were not serious enough to cause the FCC to order a hearing. If competing applications were filed, a full comparative hearing was required.

         Under the 1996 Act, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant broadcast licenses for terms of up to eight years, although the FCC has not yet implemented this provision. The 1996 Act also requires renewal of a broadcast license if the FCC finds that (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (3) there have been no other serious violations which taken together constitute a pattern of abuse. In making its determination, the FCC may still consider petitions to deny but cannot consider whether the public interest would be better served by a person other than the renewal applicant. Instead, under the 1996 Act, competing applications for the same frequency may be accepted only after the Commission has denied an incumbent's application for renewal of license.

         By order dated April 12, 1996, the FCC modified its rules to implement the new two-step renewal procedure and to eliminate the right to file an application that is mutually exclusive with a renewal. This modification became effective prior to the filing of the license renewal application for WLXX-AM in Chicago which is currently pending. Also on April 12, 1996, the FCC issued a notice of Proposed Rulemaking to consider how to implement the new (longer) license term provision of the 1996 Act.

         Although in the vast majority of cases broadcast licenses are granted by the FCC even when petitions to deny are filed against them, there can be no assurance that any of the Company's stations' licenses will be renewed.

         Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. The Company, which serves as a holding company for subsidiaries that serve as licensees for the stations, therefore may be restricted from having more than one-fourth of its stock owned or voted directly or indirectly by non-U.S. citizens, foreign governments, representatives of non-U.S. citizens or foreign governments, or foreign corporations. The Communications Act previously prohibited granting of a broadcast station license (i) to any corporation with an alien officer or director, or (ii) to any corporation controlled by another corporation with any alien officers or more than one-fourth alien directors. The restrictions on non-U.S. citizens serving as officers or directors of licensees and their parent corporations have been eliminated, however, by the 1996 Act.

         Other Regulations Affecting Radio Broadcasting Stations. The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. In 1990, the U.S. Supreme Court refused to review a lower court decision that upheld the FCC's 1987 action invalidating most aspects of the Fairness Doctrine, which had required broadcasters to present contrasting views on controversial issues of public importance. The FCC has, however, continued to regulate other aspects of fairness obligations in connection with certain types of broadcasts. In addition, there are FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as political advertising practices, equal employment opportunity, application procedures and other areas affecting the business or operations of broadcast stations.

         Recent Developments, Proposed Legislation and Regulation. The FCC presently is seeking comment on its policies designed to increase minority ownership of mass media facilities. Congress, however, has enacted legislation that eliminated the minority tax certificate program of the FCC, which gave favorable tax treatment to entities selling broadcast stations to entities controlled by an ethnic minority. In addition, a recent Supreme Court decision has cast into doubt the continued validity of other FCC programs designed to increase minority ownership of mass media facilities.

         Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (liquor, beer and wine, for example) and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry.

         The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, or the 1996 Act, nor of the regulations and policies of the FCC thereunder. The 1996 Act also covers satellite and terrestrial delivery of digital audio radio service, and direct broadcast satellite systems. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

INDUSTRY SEGMENTS

         The Company considers radio broadcasting to be its only business segment.

EMPLOYEES

         As of November 1, 1996, the Company employed 314 persons on a full-time basis, including 10 corporate employees and 13 employees (at WADO-AM, New York) who are subject to two collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

         The Company's corporate offices are located in a 3,560 square foot leased facility in Las Vegas, Nevada. The initial term of the lease expires in 1999 and the Company has two options to extend the lease for additional five-year terms. Subsequent to the consummation of the Tichenor Merger, the Company plans to relocate and combine its corporate office with Tichenor's corporate office in Dallas.

         The studios for both KTNQ-AM and KLVE-FM are located in a 27,638 square foot leased facility in Hollywood, California. The initial term of the lease expires in April 2003 and the Company has two options to extend the lease for additional five-year terms.

         The Company has a special permit from the United States Department of Forestry for the lease of its FM tower on top of Mt. Wilson in Los Angeles. This permit has been subject to renewal on an annual basis since it was granted in 1986 and has been renewed each year. Many other radio stations in Los Angeles have similar permits which are subject to the same or similar renewal requirements.

         The Company leases a tower site and an equipment room in City of Industry, California for broadcast of the KTNQ-AM signal. The lease expires in April 2080. The Company also leases another equipment room at the tower site under a lease which expires in December 2089. The Company owns the towers at the leased tower site.

         The Company owns a tower located in Miramar, Florida which broadcasts the signal for WAQI-AM. In January 1996, the Company acquired this land for $3.0 million. The Company leases a tower located in Miami, Florida for the broadcast of the signal for WRTO-FM under a lease which expires on August 31, 1997. The Company owns a tower located in Dade County, Florida which broadcasts the signal for WQBA-AM and leases a tower located in Dade County, Florida for the broadcast of the WAMR-FM signal. The initial term of this lease expires in April 2000, and the Company has two options to extend the lease for periods of five years each.

         The broadcast studios for WQBA-AM , WAMR-FM, WAQI-AM, and WRTO-FM are located in a 15,563 square foot facility in Miami leased by the Company. This lease expires in April 2000.

         The administrative offices for WADO-AM are currently located in a 5,600 square foot facility in New York leased by the Company. The broadcast studios for WADO-AM are located in a 2,600 square foot facility owned by the Company. The Company owns a tower in Carlstadt, New Jersey which broadcasts the signal for WADO-AM. The ground radial system and guy wires for the tower are located on adjacent property leased from the State of New Jersey until March 2016.

         Studio, transmitter and office facilities of WPAT-AM are located in a 7,600 square foot building in Clifton, New Jersey. Adjacent to the building is the tower site. The related building, tower site and the towers are owned by the Company. The Company plans to relocate and combine the administrative offices and studios of WADO-AM with the facilities of WPAT-AM in early 1997.

         The Texas stations' offices are located in a 22,000 square foot facility in Dallas owned by the Company. The Company owns a tower in Ft. Worth for the broadcast of the signal for KESS-AM and leases the land on which such tower is located under a lease which expires in September 2001. The Company owns a tower located in Denton, Texas which broadcasts the signal for KICI-AM and a tower located in Dallas which broadcasts the signal for KMRT-AM. The Company also owns a tower located in Dallas which broadcasts the signal for KICI-FM. The Company leases land in Tarrant County and Wise County on which the towers that broadcast the signals for KMRT-FM and KHCK-FM, respectively, are located. These leases expire in September 2001 and July 2000, respectively, and provide for options to renew the leases through September 2006 and July 2005, respectively. The Company owns the towers and equipment buildings located on the leased land.

         The studio and administrative office for WLXX-AM relocated to a new facility in Chicago in September 1996. The Company subleases approximately 2,400 square feet for which the lease expires in 2006. The Company also leases land in Chicago on which a tower which broadcasts the signal for WLXX-AM is located. This lease expires in March 1998 and provides for four options to renew the lease for a term of ten years each.

         The studio and administrative office for KLSQ-AM occupy 1,500 square feet at the same facility as the Company's corporate office in Las Vegas, Nevada. The initial term of the lease expires in 1999 and the lease provides for two options to renew the lease for a term of five years each. The Company also leases land in Laughlin, Nevada and Henderson, Nevada, on which the towers that broadcast the signal for KLSQ-AM are located. These leases expire in 2019 and 2004, respectively. Each of the leases provides for renewal options which extend the expiration date of the respective leases.

ITEM 3.  LEGAL PROCEEDINGS

         On June 14, 1996, Levine v. Cecil Heftel, H. Carl Parmer, Madison Graves, Richard Heftel, John Mason, Heftel Broadcasting Corporation and Clear Channel Communications, Inc. (Case No. 15066) was filed in the Court of Chancery of the State of Delaware in the County of New Castle. This complaint is a purported class action complaint on behalf of Jeffrey Levine and all other stockholders of the Company to enjoin the defendants from effectuating the Tender Offer. The plaintiff also alleges that Cecil Heftel and Carl Parmer, former directors and executive officers of the Company, breached their fiduciary duties to the stockholders of the Company by negotiating a settlement of amounts which would be owed to them under their employment agreements upon a termination thereof by the Company at the closing of the Tender Offer. The suit seeks the rescission of the Tender Offer and/or the grant of rescissory damages. In addition, plaintiff seeks unspecified compensatory damages and an award of attorneys' fees and costs. The Company has tendered the claims subject to this suit to its director and officer insurance carriers. The Tender Offer closed without any action by plaintiffs. The Company has filed a motion to dismiss the suit and has requested plaintiffs to dismiss the suit voluntary. No action has been taken on such motion or such request. The Company's management believes the disposition of this litigation will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

         In the ordinary course of business, the Company becomes involved in certain other legal claims and litigation. In the opinion of management, based upon consultations with legal counsel, the disposition of such litigation pending against the Company will not have a materially adverse effect on its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of holders of Common Stock during the fourth quarter of fiscal 1996.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Class A Common Stock is traded in the over-the-counter market, and prices for the shares are quoted on the Nasdaq National Market under the symbol "HBCCA." The following table sets forth the high and low closing sale prices per share as reported on the Nasdaq National Market for each of the quarters in the fiscal years ended September 30, 1995 and 1996:

                                                   High        Low
                                                   ----        ---
Fiscal Year Ended September 30, 1995:
         First Quarter                            $16         $ 9  1/2
         Second Quarter                            13 7/8       10
         Third Quarter                             15 3/4       10 1/8
         Fourth Quarter                            21 3/4       15 1/4

Fiscal Year Ended September 30, 1996:
         First Quarter                             19 1/2       14 3/4
         Second Quarter                            21           15 1/4
         Third Quarter                             29 7/8       19 1/2
         Fourth Quarter                            43 5/8       28 1/4

         As of December 18, 1996, the number of stockholders of record of the Company's Class A Common Stock was 14. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. There are no outstanding shares of the Company's Class B Common Stock.

         During the quarter ended September 30, 1996, the Company issued 5,000 shares of the Company's Class A Common Stock to a former director pursuant to the exercise and sale of an in-the-money stock option granted in December 1995. This issuance was not registered with the Securities and Exchange Commission.

DIVIDEND POLICY

         The Series A Preferred Stock ("Preferred Stock") dividends have a cumulative annual rate of $0.08 per share. In January 1995, the Company redeemed 1,960,290 shares of Preferred Stock using proceeds of the Company's 1994 initial public offering. The Company declared and paid cash dividends on the Preferred Stock equal to the cumulative unpaid dividends through the date of redemption, which approximated $2.9 million. In 1992, the Company redeemed 2,115,468 shares of Preferred Stock owned by Cecil Heftel and agreed with Mr. Heftel to defer payment of cumulative unpaid dividends until dividends on the remaining shares of Preferred Stock were declared and paid. Such dividends relating to the 1992 Preferred Stock redemption, which totaled $1.1 million, are included in the $2.9 million of unpaid cumulative dividends described above. On August 5, 1996, in connection with the Tender Offer, the remaining 335,634 shares of Preferred Stock were redeemed and retired. Total dividends paid during fiscal 1996 relating to these retired shares were $42,961. Any future determination as to declaration of dividends on the common stock will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements, lending agreements and other factors deemed relevant by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for Heftel Broadcasting Corporation and its subsidiaries for each of the five years ended September 30, 1996 (in thousands, except per share data):


                                                        Year ended September 30,
                                         1992            1993           1994(1)          1995             1996
                                     ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Net broadcasting revenues            $     19,134    $     20,932    $     27,433    $     64,160    $     71,732
Revenues relating to Mi CASA                  581             399            --              --              --
                                     ------------    ------------    ------------    ------------    ------------
  Total net revenues                       19,715          21,331          27,433          64,160          71,732

Station operating expenses                 10,520          10,479          15,345          43,643          48,896
Expenses relating to Mi CASA                  768           1,470            --              --              --
Corporate expenses                          3,671           2,530           3,454           4,720           5,072
Depreciation and amortization               2,050           1,760           1,906           3,344           5,140
                                     ------------    ------------    ------------    ------------    ------------
  Total operating expenses                 17,009          16,239          20,705          51,707          59,108
                                     ------------    ------------    ------------    ------------    ------------
Operating income                            2,706           5,092           6,728          12,453          12,624

Other income (expense):
  Interest expense, net                    (2,192)         (2,312)         (2,997)         (6,389)        (11,034)
  Income (loss) in equity of joint
    venture(2)                               (991)            746             616            --              --
Loss on retirement of debt                 (1,936)           --            (1,738)           --            (7,461)
Restructuring charges                        --              --              --              --           (29,011)
Other expenses, net                          (921)           (533)         (1,407)           (428)         (1,671)
                                     ------------    ------------    ------------    ------------    ------------
  Total other income (expense)             (6,040)         (2,099)         (5,526)         (6,817)        (49,177)
                                     ------------    ------------    ------------    ------------    ------------
Income (loss) before
  minority interest
  and income taxes                         (3,334)          2,993           1,202           5,636         (36,553)
Minority interest --                         --              --              (351)         (1,167)           --
Provision for income tax                     --              (272)           (100)           (150)            (65)
                                     ------------    ------------    ------------    ------------    ------------
Income (loss) from
  continuing operations                    (3,334)          2,721             751           4,319         (36,618)
Discontinued operations:
  Loss on discontinued
  operations of CRC(3)                       --              --              (285)           (626)         (9,988)
                                     ------------    ------------    ------------    ------------    ------------
Net income (loss)                    $     (3,334)   $      2,721    $        466    $      3,693    $    (46,606)
                                     ============    ============    ============    ============    ============

Income (loss) from continuing
  operations per common and
  common equivalent share            $       (.90)   $        .65    $        .14    $        .40    $      (3.56)
                                     ============    ============    ============    ============    ============

Net income (loss) per common and
  common equivalent  share           $       (.90)   $        .55    $        .05    $        .34    $      (4.53)
                                     ============    ============    ============    ============    ============

Weighted average shares
  outstanding                           4,046,360       4,638,019       5,384,678      10,805,346      10,294,967
                                     ============    ============    ============    ============    ============

OTHER OPERATING DATA:
Broadcast cash flow(4)               $      8,614    $     10,453    $     12,088    $     20,517    $     22,836

BALANCE SHEET DATA
 (AT END OF PERIOD):
Working capital                      $       (716)   $        715    $     18,366    $     14,967    $      7,168
Net intangible assets                      10,387           8,727          70,528         109,253         121,742
Total assets                               23,347          25,770         113,353         151,637         165,751
Long-term debt,
  less current portion                     24,995          25,779          58,472          95,937         136,126
Stockholders'
 equity (deficiency)                 $    (11,018)   $    (10,164)   $     44,436    $     43,581    $     12,101


                             See accompanying notes

NOTES TO SELECTED FINANCIAL DATA

(1) During August 1994, the Company completed three separate business acquisitions and began consolidating a previously unconsolidated investment in a joint venture. Total net revenues and net income
         (loss), adjusted for interest expense on retired debt, relating to these acquisitions and transaction from the respective dates of these transactions to September 30, 1994 was approximately $5,488,000 and $(80,000), respectively.

(2)      See Note 1 of Notes to Consolidated Financial Statements of the
         Company.

(3) The Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by CRC, effective August 5, 1996. The total loss relating to the discontinued operations of CRC for fiscal 1996 was approximately $10 million, $8.1 million of which was recognized during the quarter ended September 30, 1996. The loss on disposal of CRC includes approximately $1.9 million of operating losses from the measurement date, August 5, 1996, through the planned disposal date, December 31, 1996. CRC intends to fulfill its contractual program obligations and is expected to cease operating by December 31, 1996.

(4) Data on station operating income excluding depreciation and amortization (commonly referred to as "broadcast cash flow"), although not calculated in accordance with generally accepted accounting principles, is widely used in the broadcast industry as a measure of a broadcast company's operating performance. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1995

         During fiscal 1995, the Company completed several radio station acquisitions. Due to the financial effects of these transactions, the results of operations for 1996 reflect a full fiscal year of operations for these radio stations compared to a partial year in 1995. Consequently, the results of operations for the two years ended September 30, 1996 are not entirely comparable.

         Net revenues increased by $7.6 million, or 11.8%, to $71.7 million in the year ended September 30, 1996 from $64.2 million in the same period of 1995. Operating expenses increased by $7.4 million, or 14.3%, to $59.1 million in the year ended September 30, 1996 from $51.7 million in the same period of 1995. These increases were due primarily to the results of operations for the full fiscal year of additional radio stations acquired during fiscal 1995.

         Interest expense, net of interest income, increased by $4.6 million, or 72.7%, to $11.0 million in the year ended September 30, 1996 from $6.4 million in the same period of 1995 primarily due to increased borrowings totaling approximately $42.0 million resulting from radio station asset acquisitions and certain transaction costs related to the Tender Offer.

         Other expenses increased by $37.7 million to $38.1 million during the year ended September 30, 1996 as compared to $428,000 for the same period in 1995. For the year ended September 30, 1996, the Company incurred a non-cash loss of $7.5 million as a result of refinanced debt. In addition, in 1996 the Company incurred a loss of $29.0 million relating to certain one-time restructuring charges described further in the following paragraphs. During fiscal 1996, the Company incurred $1.4 million in cost related to unconsummated acquisitions as compared to $142,000 for fiscal 1995. In fiscal 1995, the Company recorded $1.2 million in minority interest relating to Viva Media. In 1996, the Company owned 100% of Viva Media; therefore no minority interest was recorded.

         Effective August 5, 1996, the Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by CRC. The total loss relating to the discontinued operations of CRC for fiscal 1996 was approximately $10 million. The charge to operations during the quarter ended September 30, 1996 was approximately $8.1 million, of which $6.2 million relates to non-cash charges resulting from the write-off of goodwill. No income tax benefit was realized due to the Company's availability of net operating loss carryforwards. The loss on disposal of CRC includes approximately $1.9 million of operating losses from the measurement date, August 5, 1996, through the planned disposal date, December 31, 1996. CRC intends to fulfill its contractual program obligations and is expected to cease operating by December 31, 1996.

         In connection with the Tender Offer, the Company incurred certain one-time restructuring charges totaling approximately $29.0 million during the quarter ended September 30, 1996. The material components of the restructuring charges are $18.8 million in payments to former senior executives relating to employment contract settlements, $4.7 million in broker commissions and transaction costs, $2.5 million in costs relating to the planned closing of duplicate facilities, plus $1.9 million in severance relating to employee terminations resulting from the restructuring.

         During fiscal 1996, the Company incurred a net loss of $46.6 million compared to net income of $3.7 million in the same period of 1995. The change from net income in 1995 to the net loss in 1996 of $50.3 million consist primarily of the increase in interest expense, loss on retirement of debt, discontinued operations of CRC, and the restructuring charges related to the Tender Offer, all as described above.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1994

         During fiscal 1995, the Company completed several radio station acquisitions. Additional stations were acquired in August 1994. Due to the financial effects of these transactions, the results of operations for 1995 reflect the operations of more radio stations than the results of operations for 1994. Consequently, the financial condition and results of operations for the two years ended September 30, 1995 are not entirely comparable.

         Net revenues increased by $36.7 million, or 133.9%, to $64.2 million in the year ended September 30, 1995 from $27.4 million in the same period of 1994. Operating expenses increased by $31.0 million, or 149.7%, to $51.7 million in the year ended September 30, 1995 from $20.7 million in the same period of 1994. These increases were due primarily to the results of operations of additional radio stations acquired in August 1994 and during fiscal 1995.

         Interest expense, net of interest income, increased by $3.4 million, or 113.2%, to $6.4 million for the year ended September 30, 1995 from $3.0 million in the same period of 1994 primarily due to increased borrowings resulting from new business acquisitions.

         Other expenses decreased by $2.7 million, or 86%, to $428,000 during the year ended September 30, 1995 as compared to $3.1 million for the same period in 1994. For the year ended September 30, 1994, the Company incurred a loss of $1.7 million as a result of refinanced debt. In addition, in 1995, the Company incurred $142,000 in costs relating to unconsummated acquisitions compared to $1.1 million in the prior year.

         Effective August 20, 1994, the Company began accounting for its 49% investment in Viva Media on a consolidated basis. Accordingly, the results of operations include the accounts of Viva Media from August 20, 1994 through September 30, 1994, and for the entire fiscal year ended September 30, 1995.

         Net income increased by $3.2 million to $3.7 million in the year ended September 30, 1995 from $466,000 in the same period of 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the year ended September 30, 1996 was $20.1 million, compared to net cash provided by operations of $6.3 million for the same period in 1995. Excluding the effects of the loss on discontinued operations of CRC and the cash portion of certain restructuring charges related to the Tender Offer incurred during fiscal 1996, net cash provided by operating activities would have been $5.3 million as compared to net cash used of $20.1 million. Generally, capital expenditures are financed with cash provided by operations and long-term borrowings. On August 5, 1996, concurrent with the completion of the Tender Offer, the Company borrowed $135 million under the New Credit Agreement, which provides a total credit facility of $155 million. The proceeds were used to retire all of the outstanding debt under the Company's Old Credit Agreement (as hereafter defined) and to pay certain non-compete and employment contract settlements plus certain transaction and other costs relating to the Tender Offer. The lender has a security interest in substantially all the assets of the Company and its subsidiaries, including the stock and partnership interests of the Company's subsidiaries. The New Credit Agreement restricts the payment of dividends and establishes limitations on, among other things, capital expenditures and additional borrowings. The Company is also required to maintain certain financial ratios, such as leverage and interest coverage ratios. The entire principal balance outstanding plus unpaid interest is due in January 1998.

         On March 13, 1996, the Company completed an Amended and Restated Credit Agreement ("Old Credit Agreement") resulting in an increase to the total credit facilities from $100 million to $175 million and the commencement of principal payments was deferred until December 31, 1996. Other terms of the Old Credit Agreement remained substantially the same. On March 25, 1996, the Company borrowed an additional $20 million under the Old Credit Agreement. The proceeds were used to fund the acquisition of the FCC license and certain broadcast and other equipment of WPAT-AM in New York.

         On January 10, 1996, the Company borrowed $1.5 million under its Old Credit Agreement and issued a $1.5 million non-interest promissory note in connection with the acquisition of real property in Miami on which an AM transmitting tower is located. During fiscal 1995, the Company borrowed $36,475,000 under the Old Credit Agreement. Proceeds of these borrowings were used primarily for business acquisitions, capital expenditures and working capital.

         On October 18, 1996, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the sale of up to 4,025,000 shares of its Class A Common Stock in a secondary public offering. The net proceeds from this stock offering will be used to repay outstanding debt under the New Credit Agreement. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

         Available cash on hand plus cash provided by operations were sufficient to pay interest due under the credit agreements and fund certain capital expenditures during the year ended September 30, 1996. The Company's management believes it will have sufficient cash flow to finance its operations and satisfy its debt service requirements. The Company regularly reviews potential acquisitions of additional radio stations. Future acquisitions are expected to be financed through additional borrowings under the New Credit Agreement and/or cash provided by operations.

         Following the Tichenor Merger, the Company may refinance all or a portion of the consolidated indebtedness. There can be no assurance, however, that any such refinancing will be consummated, or if consummated, what the terms of the new financing will be.

NET OPERATING LOSS CARRYFORWARDS

         As of September 30, 1996, the Company had tax net operating loss carryforwards for federal and state tax purposes of approximately $21.9 million and $3.4 million, respectively. The loss carryforwards expire through the year 2011 if not used.

NEW ACCOUNTING STANDARDS

         Beginning fiscal 1997, the Company will adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of this new accounting standard is not expected to have a material effect on the Company's financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Report of Independent Auditors...........................................    24

Consolidated Balance Sheets as of September 30, 1996 and 1995............    25

Consolidated Statements of Operations for each of the three years
   in the period ended September 30, 1996................................    27

Consolidated Statements of Stockholders' Equity for each
   of the three years in the period ended September 30, 1996.............    28

Consolidated Statements of Cash Flows for each of the three years
   in the period ended September 30, 1996................................    29

Notes to Consolidated Financial Statements...............................    30

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Heftel Broadcasting Corporation

         We have audited the accompanying consolidated balance sheets of Heftel Broadcasting Corporation as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heftel Broadcasting Corporation at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


Los Angeles, California
November 7, 1996

                         HEFTEL BROADCASTING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                           SEPTEMBER 30
                                                                                     1996               1995
                                                                                     ----               ----
ASSETS
Current assets:
  Cash and cash equivalents                                                     $   5,131,960      $   5,404,310
  Accounts receivable, net of allowance of $1,657,860
    in 1996 and $1,491,877 in 1995                                                 17,015,323         15,501,811
  Amounts receivable from officers and stockholders                                        --          2,357,932
  Prepaid expenses and other current assets                                         1,012,232          2,243,445
                                                                                -------------     --------------
Total current assets                                                               23,159,515         25,507,498


Property and equipment, at cost:
  Land                                                                              6,662,690            648,690
  Buildings and improvements                                                        4,601,932          4,024,013
  Broadcast and other equipment                                                    12,620,463         10,238,010
  Furniture and fixtures                                                            2,970,813          2,669,401
                                                                                -------------      -------------
                                                                                   26,855,898         17,580,114
  Less accumulated depreciation and amortization                                   (7,019,970)        (5,335,151)
                                                                                -------------      -------------
                                                                                   19,835,928         12,244,963

Intangible assets:
  Broadcast licenses                                                               98,725,706         83,725,706
  Cost in excess of fair value of net assets acquired                              24,135,219         30,665,219
  Covenants not-to-compete                                                          7,000,000                 --
  Other intangible assets                                                             505,000            505,000
                                                                                -------------      -------------
                                                                                  130,365,925        114,895,925
  Less accumulated amortization                                                    (8,624,020)        (5,643,246)
                                                                                -------------      -------------
                                                                                  121,741,905        109,252,679
Other non-current assets:
  Deferred charges, net                                                               360,000          3,104,679
  Notes receivable from related parties                                                    --            803,303
  Other                                                                               653,778            724,162
                                                                               --------------      -------------
                                                                                    1,013,778          4,632,144
                                                                                -------------      -------------

Total assets                                                                    $ 165,751,126      $ 151,637,284
                                                                                =============      =============

                             See accompanying notes.

                         HEFTEL BROADCASTING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                         SEPTEMBER 30
                                                                                    1996               1995
                                                                                    ----               ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and
    other non-current obligations (Note 5)                                      $   1,859,301      $     795,758
  Accounts payable                                                                    707,967          1,191,625
  Accrued expenses (Note 10)                                                       13,423,891          7,714,844
  Amounts payable to officers and stockholders                                             --            838,241
                                                                                -------------      -------------
Total current liabilities                                                          15,991,159         10,540,468

Long-term debt, less current portion (Note 5)                                     136,126,364         95,936,528
Other non-current obligations, less current portion (Note 5)                        1,532,214          1,579,133

Commitments and contingencies (Note 6)

Stockholders' equity (Note 8):
  Series A Preferred Stock, cumulative, $.001 par value, 2,600,000 shares authorized, none issued or outstanding in 1996, 335,634 shares issued
    and outstanding in 1995.  Liquidation preference of $355,772 in 1995                   --                336
  Undesignated series preferred stock, $.001 par value, 2,400,000
    shares authorized, none issued or outstanding                                          --                 --
  Class A Common Stock, $.001 par value, 30,000,000 shares authorized,
    11,547,731 issued and outstanding in 1996 and
    6,191,799 shares in 1995                                                           11,548              6,192
  Class B Common Stock, $.001 par value, 7,000,000 shares authorized,
    none issued and outstanding in 1996 and 4,679,763 shares in 1995                       --              4,680
  Additional paid-in capital                                                      102,578,149         95,693,269
  Accumulated deficit                                                             (90,488,308)       (43,839,535)
  Less treasury stock at cost, 810,587 shares in 1995                                      --         (4,019,735)
  Notes receivable from stockholders related to
    purchase of stock                                                                      --         (4,264,052)
                                                                                -------------      -------------
Net stockholders' equity                                                           12,101,389         43,581,155
                                                                                -------------      -------------

Total liabilities and stockholders' equity                                      $ 165,751,126      $ 151,637,284
                                                                                =============      =============

                             See accompanying notes.

                         HEFTEL BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED SEPTEMBER 30
                                                                           ------------------------
                                                                 1996               1995               1994
                                                              ------------       ------------       -----------
Revenues:
  Broadcasting revenues                                        $81,242,695        $72,577,882       $31,344,144
  Less agency commissions                                       (9,510,663)        (8,418,340)       (3,911,414)
                                                              ------------       ------------       -----------
Net revenues                                                    71,732,032         64,159,542        27,432,730

Operating expenses:
  Selling                                                       12,363,883         10,393,242         3,857,446
  Programming                                                   12,185,339         10,174,717         3,080,245
  Promotion and market research                                  8,608,195         10,099,402         3,619,097
  Engineering                                                    2,666,454          1,842,711           535,609
  General and administrative                                    13,072,385         11,132,437         4,252,718
  Corporate expenses                                             5,071,859          4,720,380         3,453,839
  Depreciation and amortization                                  5,140,131          3,344,419         1,905,864
                                                              ------------       ------------       -----------
Total operating expenses                                        59,108,246         51,707,308        20,704,818
                                                              ------------       ------------       -----------

Operating income                                                12,623,786         12,452,234         6,727,912

Other income (expense):
  Interest income                                                  206,605            217,830           183,060
  Interest expense                                             (11,240,835)        (6,607,180)       (3,180,272)
  Net income in equity of joint venture (Note 1)                        --                 --           616,390
  Costs relating to unconsummated acquisitions                  (1,383,187)          (141,988)       (1,099,701)
  Loss on retirement of debt (Note 5)                           (7,461,267)                --        (1,737,707)
  Restructuring charges (Note 3)                               (29,011,237)                --                --
  Miscellaneous, net                                              (287,140)          (285,568)         (307,577)
                                                              ------------       ------------       -----------
                                                               (49,177,061)        (6,816,906)       (5,525,807)
                                                              ------------       ------------       -----------
Income (loss) before minority interest and
  provision for income taxes                                   (36,553,275)         5,635,328         1,202,105
Minority interest (Note 1)                                              --         (1,166,780)         (351,502)
Provision for income taxes (Note 7)                                (65,000)          (150,000)         (100,000)
                                                              ------------       ------------       -----------
Income (loss) from continuing operations                       (36,618,275)         4,318,548           750,603

Discontinued operations (Note 3):
  Loss on operations of CRC                                     (1,844,939)          (625,970)         (284,709)
  Loss on disposal of CRC                                       (8,142,598)                --                --
                                                              ------------       ------------       -----------
Total loss on discontinued operations                           (9,987,537)          (625,970)         (284,709)
                                                              ------------       ------------       -----------
Net income (loss)                                             $(46,605,812)      $  3,692,578       $   465,894
                                                              ============       ============       ===========

Income (loss) from continuing operations
  per common and common equivalent share                            $(3.56)             $0.40             $0.14
                                                              ============       ============       ===========

Net income (loss) per common
  and common equivalent share                                       $(4.53)             $0.34             $0.05
                                                              ============       ============       ===========

Weighted average common shares outstanding                      10,294,967         10,805,346         5,384,678
                                                              ============       ============       ===========



                             See accompanying notes.

                        HEFTEL BROADCASTING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (NOTES 8 AND 9)


                                                                                                              NOTES          NET
                                        COMMON STOCK             ADDITIONAL                                RECEIVABLE  STOCKHOLDERS'
                                      --------------- PREFERRED    PAID-IN      ACCUMULATED    TREASURY       FROM         EQUITY
                                      CLASS A  CLASS B  STOCK      CAPITAL        DEFICIT       STOCK     STOCKHOLDERS  (DEFICIENCY)
                                      -------  ------  -------   ------------   -----------   ----------   -----------   -----------
Balance at September 30, 1993           $--   $ 4,194  $ 2,296  $  36,697,744  $(45,136,729) $(1,000,000) $  (732,000) $(10,164,495)
   Reissuance of treasury stock          --      --       --             --            --      1,000,000   (1,000,000)         --
   Purchase of treasury
     stock, at cost                      --      --       --             --            --     (4,019,735)        --      (4,019,735)
   Common stock issued in
     connection with:
        Public offering                 3,875    --       --       33,933,625          --           --           --      33,937,500
        Private sale of stock           1,240    --       --       11,498,760          --           --           --      11,500,000
        Conversion of Class B to
           Class A Common Stock           216    (216)    --             --            --           --           --            --
        Acquisitions                      701     513     --       12,281,305          --           --           --      12,282,519
        Exercise of warrants             --       189     --          851,863          --           --       (852,052)         --
   Issuance of stock options             --      --       --          434,808          --           --           --         434,808
   1994 net income                       --      --       --             --         465,894         --           --         465,894
                                      -------  ------  -------   ------------   -----------   ----------  -----------   ------------
Balance at September 30, 1994           6,032   4,680    2,296     95,698,105   (44,670,835)  (4,019,735)  (2,584,052)   44,436,491
   Repurchase of preferred stock         --      --     (1,960)    (1,958,330)         --           --           --      (1,960,290)
   Preferred stock dividends             --      --       --             --      (2,861,278)        --           --      (2,861,278)
   Common stock issued in
     connection with
      exercise of warrants                160    --       --        1,679,840          --           --     (1,680,000)         --
   Issuance of stock options             --      --       --          273,654          --           --           --         273,654
   1995 net income                       --      --       --             --       3,692,578         --           --       3,692,578
                                      -------  ------  -------   ------------   -----------   ----------  -----------   ------------
Balance at September 30, 1995           6,192   4,680      336     95,693,269   (43,839,535)  (4,019,735)  (4,264,052)   43,581,155
   Repurchase of preferred stock         --      --       (336)      (335,298)         --           --           --        (335,634)
   Preferred stock dividends             --      --       --             --         (42,961)        --           --         (42,961)
   Retirement of treasury stock          --      (811)    --       (4,018,924)         --      4,019,735         --            --
   Payment on stockholder notes          --      --       --             --            --           --      4,264,052     4,264,052
   Common stock issued in
     connection with:
       Conversion of Class B to
         Class A Common Stock           3,869  (3,869)    --             --            --           --           --            --
       Exercise of warrants
         and options                    1,442    --       --       10,546,817          --           --           --      10,548,259
       Business Acquisition                45    --       --          692,285          --           --           --         692,330
   1996 net loss                         --      --       --             --     (46,605,812)        --           --     (46,605,812)
                                      -------  ------  -------   ------------   -----------   ----------  -----------   ------------
Balance at September 30, 1996         $11,548   $--      $--    $ 102,578,149  $(90,488,308) $      --    $      --    $ 12,101,389
                                      =======  ======  =======   ============   ===========   ==========  ===========   ============



                             See accompanying notes.

                         HEFTEL BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED SEPTEMBER 30
                                                                  -----------------------
                                                           1996             1995              1994
                                                           ----             ----              ----
OPERATING ACTIVITIES:
Net income (loss)                                     $ (46,605,812)  $  3,692,578   $    465,894
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
  Depreciation and amortization                           5,140,131      3,587,341      1,947,646
  Provision for losses on accounts receivable             2,871,700      1,522,235        855,220
  Income in equity of joint venture                            --             --         (616,390)
  Loss on retirement of debt, net of cash paid            7,461,267           --        1,061,207
  Non-cash loss on restructuring charges                  1,219,048           --             --
  Non-cash interest and stock compensation expense          993,674        925,740        434,808
  Changes in operating assets and liabilities,
  net of effect from acquisitions
    and discontinued operations:
    Accounts receivable                                  (4,711,197)    (3,545,065)    (2,505,996)
    Prepaid expenses and other current assets             1,175,118       (327,714)      (555,749)
    Accounts payable                                       (421,251)    (1,331,888)      (537,997)
    Accrued expenses                                      4,087,219      2,433,390        199,874
    Other, net                                              297,960       (393,245)      (225,420)
  Discontinued operations:
   Non-cash charges and working capital changes           8,393,531       (283,385)       242,927
                                                      -------------   ------------   ------------
Net cash (used in) provided by operating activities     (20,098,612)     6,279,987        766,024

INVESTING ACTIVITIES:
Purchases of property and equipment                      (3,687,780)    (4,011,331)      (402,730)
Purchase of businesses and radio station assets         (20,150,000)   (37,600,000)    (6,980,000)
Payment of noncompete agreements                         (7,000,000)          --             --
Advances/loans to related parties                         2,357,932       (623,838)    (1,915,230)
Payments received on notes receivable                          --          222,586        199,035
                                                      -------------   ------------   ------------
Net cash used in investing activities                   (28,479,848)   (42,012,583)    (9,098,925)

FINANCING ACTIVITIES:
Proceeds from public and private stock issuances         10,548,259           --       45,437,500
Repurchase of Preferred and Common Stock                   (335,634)    (1,960,290)    (2,687,735)
Payment of Series A Preferred Stock dividends               (42,961)    (2,861,278)          --
Proceeds from borrowings under credit agreements        163,459,267     36,475,000     59,565,733
Payment of costs related to new financing                (5,799,878)       (82,411)    (4,301,039)
Repayment of long-term debt and
  other non-current obligations                        (123,752,057)      (653,026)   (80,709,589)
Payment on notes receivable from stockholders             4,229,114           --             --
                                                                      ------------   ------------
Net cash provided by financing activities                48,306,110     30,917,995     17,304,870
                                                      -------------   ------------   ------------
Net (decrease) increase in cash and cash equivalents       (272,350)    (4,814,601)     8,971,969
Cash and cash equivalents at beginning of year            5,404,310     10,218,911      1,246,942
                                                      -------------   ------------   ------------
Cash and cash equivalents at end of year              $   5,131,960   $  5,404,310   $ 10,218,911
                                                      =============   ============   ============

Supplemental disclosure of cash flow information:
Interest paid                                         $  10,124,821   $  5,117,883   $  3,627,863
                                                      =============   ============   ============
Taxes paid                                            $      65,000   $     78,800   $    339,282
                                                      =============   ============   ============


                             See accompanying notes

                         HEFTEL BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

         Heftel Broadcasting Corporation (HBC or the Company), through its subsidiaries, owns and operates seventeen Spanish language radio stations serving the Los Angeles, Miami, New York City, Dallas/Ft. Worth, Chicago and Las Vegas markets.

  Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Heftel Broadcasting Corporation and subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year end is September 30.

  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

  Accounts Receivable

         The Company sells broadcast time to a diverse customer base including advertising agencies and other direct customers. The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential losses and such losses have been within management's expectations.

  Investment in Joint Venture/Minority Interest

         Until August 19, 1994, the Company's investment in its joint venture was accounted for using the equity method of accounting. In connection with certain agreements entered into between the Company and its joint venture partner, management considered it appropriate to consolidate the accounts of the joint venture and therefore such accounts and results of operations have been consolidated and are included in the accompanying consolidated financial statements effective August 20, 1994. On September 7, 1995, the Company, through a subsidiary, acquired the remaining 51% interest in this joint venture (Note
4).

  Depreciation and Amortization

         Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease terms or the useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred.

  Intangible Assets

         Intangible assets are stated at cost. Broadcast licenses are amortized over 40 years using the straight-line method. Other intangible assets, including cost in excess of fair value of net assets acquired, are amortized over the expected period of benefit, ranging from 5 to 40 years, using the straight-line method. The carrying value of intangible assets is reviewed if the facts and circumstances suggest that such value may have been impaired. If this review indicates that the carrying value of an intangible asset will not be recoverable, as determined based on the undiscounted cash flows of the Company over the remaining amortization period, the carrying value of the intangible asset is reduced by the estimated shortfall of cash flows.

         Beginning fiscal 1997, the Company will adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this new accounting standard is not expected to have a material effect on the Company's financial position or results of operations.

  Income Taxes

         The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, income taxes for financial reporting purposes are determined using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

  Revenue Recognition

         Revenue is recognized as commercials are broadcast. The Company also enters into barter transactions in which advertising time is traded for merchandise or services used principally for promotional and other business purposes. Barter revenue is recorded as commercials are broadcast at the estimated fair value of the merchandise or services received. If merchandise or services are received prior to the broadcast of commercials, recognition of the related revenue is deferred and recognized as the commercials are broadcast. Barter revenues accounted for approximately 6%, 7% and 7% of broadcasting revenues in 1996, 1995 and 1994, respectively.

  Earnings Per Share

         Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares (if dilutive) outstanding during each year. For purpose of this computation, cumulative preferred stock dividends are deducted from net income (loss) whether or not preferred stock dividends have been declared or paid.

  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

  Stock-Based Compensation

         The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to adopt the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1997.

  Reclassifications

         Certain reclassifications have been made to the prior years' balances to conform to the current year presentation.

2.  RECENT DEVELOPMENTS

  Change in Control of Company

         On August 5, 1996, Clear Channel Radio, Inc., a wholly owned subsidiary of Clear Channel Communications, Inc. (Clear Channel), completed a stock purchase and tender offer of the Company's Class A and B Common Stock for $23 per share. The consummation of these transactions, as more fully described below, increased Clear Channel's investment in the Company from a previously owned 21% interest to 63%. Clear Channel is a diversified radio and television broadcasting company.

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

         Under a separate Tender Offer Agreement dated June 1, 1996 between the Company and Clear Channel, Clear Channel also acquired 231,776 shares of the Company's Class A Common Stock, of which an aggregate of 199,167 shares were tendered by employees of the Company upon the exercise of their stock options on August 5, 1996. An additional 236,700 shares of Class A Common Stock were tendered to Clear Channel by public shareholders.

         In connection with the change in control of the Company, the employment of Mr. Cecil Heftel and Mr. Carl Parmer was terminated pursuant to employment contract settlement agreements with each which provided for a lump sum payment upon termination (Note 3). In addition, Mr. Heftel and Mr. Parmer entered into five-year noncompete agreements with the Company in exchange for the payment of $2.5 million and $4.5 million, respectively. Further, the entire Board of Directors was replaced with five new members effective August 5, 1996.

  Proposed Merger Plan

         On July 10, 1996, Clear Channel issued a press release announcing its plans to submit to the Company's Board of Directors a proposal and plan to have the Company acquire Tichenor Media System, Inc. (Tichenor). Tichenor is a Dallas-based Spanish language broadcaster with twenty radio stations in six markets. Under the terms of the merger plan, Tichenor shareholders would exchange their capital stock for approximately 5.68 million shares of the Company's Class A Common Stock plus approximately $3.4 million in cash. The completion of this acquisition, which is scheduled to close during the first quarter of calendar 1997, is subject to approval by the Federal Trade Commission and Federal Communications Commission.

3.  DISCONTINUED OPERATIONS / RESTRUCTURING CHARGES

  Discontinued Operations - CRC

         The Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by the Company's wholly owned subsidiary Spanish Coast-to-Coast, Ltd., dba, Cadena Radio Centro (CRC) effective August 5, 1996. The charge to operations during the quarter ended September 30, 1996 was approximately $8.1 million, of which $6.2 million relates to non-cash charges resulting from the write-off of goodwill. No income tax benefit was realized due to the Company's availability of net operating loss carryforwards. The loss on disposal of CRC includes approximately $1.9 million of operating losses from the measurement date, August 5, 1996, through the disposal date, December 31, 1996. CRC intends to fulfill its contractual program obligations through the disposal date, December 31, 1996. CRC's net assets will be used to satisfy outstanding obligations and remaining property and equipment, which is not material, will be transferred to other subsidiaries after the disposal date.

  Restructuring Charges

          In connection with the change in control of ownership described in
Note 2, the Company incurred certain one-time restructuring charges totaling approximately $29.0 million during the quarter ended September 30, 1996. The material components of the restructuring charges are $18.8 million in payments to former senior executives relating to employment contract settlements, $4.7 million in broker commissions and transaction costs, $2.5 million in costs relating to the planned closing of duplicate facilities, plus $1.9 million in severance relating to employee terminations resulting from the restructuring.

4.  BUSINESS AND ASSET ACQUISITIONS

  1996 ASSET ACQUISITION
  New York

         On March 25, 1996, the Company acquired the assets of radio station WPAT-AM which serves the New York City market for approximately $19.5 million. The asset acquisition was financed through additional borrowings under the Company's credit agreement.

  1995 AND 1994 ACQUISITIONS

         During fiscal years 1995 and 1994, the Company acquired several businesses as described further in the following paragraphs. The aggregate purchase price of these acquisitions, including acquisition costs, was approximately $42 million in 1995 and $52.7 million in 1994 and consisted of the following:

                                                          FISCAL YEAR ENDED
                                                    ----------------------------
                                                       1995              1994
                                                    -----------      -----------
Cash paid                                           $37,600,000      $ 6,980,000
Common stock, issued at
 fair value                                                --         12,283,000
Long-term debt and
 liabilities assumed                                  3,521,000       33,437,000
Cancellation of note receivable                         900,000             --
                                                    -----------      -----------
Total fair value of acquisitions                    $42,021,000      $52,700,000
                                                    ===========      ===========

         All of the business acquisitions made by the Company during fiscal year 1995 and 1994 were accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include the accounts of the acquired businesses since the respective dates of acquisition.

  1995 ACQUISITIONS

         In December 1994, the Company acquired station KMRT-AM, which serves the Dallas/Ft. Worth market, for approximately $1.5 million. From August 1994 through the date of acquisition, the Company programmed KMRT-AM under a Local Marketing Agreement (LMA).

         In April 1995, the Company acquired station KICI-FM, which serves the Dallas/Ft. Worth market, in exchange for cancellation of a note for $900,000 payable by the seller to a subsidiary of the Company. From August 1994 through the date of acquisition, the Company programmed KICI-FM under an LMA.

         In June 1995, the Company acquired the assets of the radio station KCYT-FM (serving the Dallas/Ft. Worth market) for approximately $2.0 million. The acquisition was financed through additional borrowings under the Company's credit agreement and the issuance of notes payable to the sellers. From February 1995 through the date of acquisition, the Company programmed KCYT-FM under an LMA. Subsequent to the acquisition, the station call letters were changed to KMRT-FM.

         In July 1995, the Company acquired the assets of radio station KDZR-FM, which serves the Dallas/Ft. Worth market, for approximately $4.7 million. This acquisition was financed through additional borrowings under the Company's credit agreement. From February 1995 through the date of acquisition, the Company programmed KDZR-FM under an LMA. Subsequent to the acquisition, the station call letters were changed to KHCK-FM.

         In July 1995, the Company acquired the assets of radio station WOPA-AM, which serves the Chicago market, for approximately $4.5 million plus 44,811 shares of Class A Common Stock with a fair value of approximately $692,000. This acquisition was financed through additional borrowings under the Company's credit agreement. Subsequent to the acquisition, the station call letters were changed to WLXX-AM.

         In August 1995, the Company acquired the assets of radio station KOWA-AM, which serves the Las Vegas market, for approximately $900,000. The acquisition was financed through additional borrowings under the Company's credit agreement. Subsequent to the acquisition, the station call letters were changed to KLSQ- AM.

         On September 7, 1995, the Company acquired the previously unowned 51% interest in Viva America Media Group (Viva Media), a partnership that owns WAQI-AM and WRTO-FM, which serve the Miami market, for $19.8 million in cash. The acquisition was financed through additional borrowings under the Company's credit agreement. Under the terms of an Amended and Restated Agreement and Plan of Reorganization, and in connection with this transaction, the following contractual arrangements were terminated for no additional consideration: (i) a warrant to purchase up to 237,600 shares of Class B Common Stock held by a former officer of the Company and the employment relationship between the Company and that officer and (ii) certain agreements regarding the management of the Miami stations.

  1994 ACQUISITIONS
  Cadena Radio Centro

         In August 1994, the Company acquired Spanish Coast-to-Coast, Ltd., dba Cadena Radio Centro (CRC) in exchange for 700,938 shares of HBC Class A Common Stock valued at $6.5 million. In connection with this transaction, CRC's parent company purchased 1,240,181 shares of HBC Class A Common Stock for $11.5 million in cash. CRC is a Los Angeles based Spanish language news broadcasting service which provides news services to Spanish language radio broadcasting companies including HBC subsidiaries. On September 9, 1996, the Company's Board of Directors elected to discontinue the operations of CRC (Note 3).

  New York/Miami Radio Stations

         In August 1994, the Company acquired Radio WADO, Inc. (WADO), Broadcast Investment, Inc. (BII) and SRN Texas, Inc. (STI) for approximately $31.7 million. WADO, BII and STI collectively owned 100% of Spanish Radio Network
(SRN), a Florida general partnership, which owned and operated two Spanish language radio stations in Miami (WQBA-AM/FM), and one Spanish language radio station in New York City (WADO- AM). The call letters for WQBA-FM have since changed to WAMR-FM. SRN also owned WGLI-AM in Babylon, New York which is currently not operating. The purchase price included the assumption of approximately $25.8 million in long-term debt, $850,000 in current liabilities, a payment of approximately $3.5 million in cash and 137,762 shares of HBC Class B Common Stock valued at approximately $1.4 million. The acquisitions of these companies are hereafter referred to as the "New York/Miami Radio Stations."

  Dallas/Ft. Worth Radio Stations

         In August 1994, the Company acquired Rodriguez Broadcasting, Inc. (RBI) for $1.5 million in cash. RBI owned two Spanish language radio stations (KICI-AM and KICI-FM) which serves the Dallas/Ft. Worth market. Immediately prior to the closing of this transaction, RBI transferred the license for KICI-FM to Corsicana Communications, Inc. (Corsicana), an entity owned by the former shareholder of RBI, for a $900,000 note receivable and therefore the Company did not purchase this station. However, on August 19, 1994, the Company and Corsicana entered into an LMA to program KICI-FM and obtained an option, exercisable after November 17, 1994, to purchase KICI-FM in exchange for cancellation of the note receivable. The acquisition of KICI-FM was completed in April 1995.

         Prior to August 19, 1994, RBI had entered into an Asset Purchase Agreement to acquire a license for KMRT-AM, which serves the Dallas/Ft. Worth market, and also entered into an LMA regarding KMRT which permitted RBI to program the station pending its acquisition. On August 19, 1994, RBI assigned its rights under this LMA to a subsidiary of the Company. The acquisition of KMRT-AM was completed in December 1994.

         On August 19, 1994, HBC also acquired Mark Rodriguez, Jr. Broadcasting, Inc. (MRB) in exchange for 374,885 shares of HBC Class B Common Stock valued at approximately $4.4 million plus the assumption of approximately $6.5 million in long-term debt. MRB owned and operated a Spanish language radio station (KESS-AM) in Ft. Worth, Texas.

  Pro Forma Financial Information

         The following unaudited pro forma financial information presents the consolidated results of operations as if the above acquisitions had occurred at the beginning of the periods presented, after giving effect to certain adjustments including depreciation and amortization of assets acquired and interest expense on acquisition debt. This pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or results which may occur in the future (in thousands, except per share data).

                                                         YEAR ENDED SEPTEMBER 30
                                                            1995          1994
                                                            ----          ----
                                                               (UNAUDITED)
Net broadcasting revenue                                 $68,218         $63,535
Net income                                               $ 3,251         $   722
Net income per common share                              $  0.29         $  0.08

5.  LONG-TERM DEBT AND OTHER NON-CURRENT OBLIGATIONS

         Long-term debt at September 30 consists of the following:

                                                     1996              1995
                                                -------------     -------------
NewCredit Agreement, variable interest
   rate (7.32% at September 30, 1996),
   interest payable monthly,
   principal payable in January 1998            $ 135,000,000     $        --
Old Credit Agreement, variable interest
  rate (ranging from 8.13% to 9.75%),
  interest payable quarterly,
  principal repaid in August 1996                        --          93,040,733
Note payable to stockholder, interest
  at 4.5%, payable in monthly
  installments of $10,000,
  balance repaid in August 1996                          --           1,257,835
Noncompete agreements, interest at 12%,
  payable to former officers and
  stockholders in variable monthly
  installments, repaid in May 1996                       --             215,359
Non-interest bearing note payable
  to former Viva Media partners
  due February 1997                                 1,499,250              --
Various notes payable, interest at
  10%, payable in varying installments,
   due 1996 through 2015                            1,439,514         2,154,229
                                                -------------     -------------
                                                  137,938,764        96,668,156
Less current portion                               (1,812,400)         (731,628)
                                                -------------     -------------
                                                $ 136,126,364     $  95,936,528
                                                =============     =============

  New Credit Agreement

         On August 5, 1996, concurrent with the completion of the transactions described in Note 2, the Company borrowed $135 million under a new credit agreement (New Credit Agreement) with new lenders which provides a total credit facility of $155 million. The proceeds were used to retire all of the outstanding debt under the Company's old credit agreement and to pay certain noncompete and employment contract settlements plus certain transaction and other costs relating to the Stockholder Purchase Agreement and Tender Offer. In connection with the retirement of debt outstanding under the Old Credit Agreement, the Company expensed $7,461,267 relating to unamortized financing costs. The lenders have a security interest in assets of the Company and the stock and partnership interests of the Company's subsidiaries. The New Credit Agreement restricts the payment of dividends and establishes limitations on, among other things, capital expenditures and additional borrowings. The Company is also required to maintain certain financial ratios, such as leverage and interest coverage ratios. The entire principal balance outstanding plus unpaid interest is due in January 1998. The interest rate on the Company's New Credit Agreement varies and is based on quoted market prices. Consequently, the carrying value of the debt approximates fair value.

  Old Credit Agreement

         On March 13, 1996, the Company completed an Amended and Restated Credit Agreement (Old Credit Agreement) resulting in an increase to the total credit facilities from $100 million to $175 million and the commencement of principal payments was deferred until December 31, 1996. Other terms of the Old Credit Agreement remained substantially the same. On March 25, 1996, the Company borrowed an additional $20 million under the Old Credit Agreement. The proceeds were used to fund the acquisition of the assets of WPAT-AM in New York.

         On January 10, 1996, the Company borrowed $1.5 million under its Old Credit Agreement and issued a $1.5 million non-interest bearing promissory note in connection with the acquisition of real property in Miami on which an AM transmitting tower is located. During fiscal 1995, the Company borrowed
$36.5 million under the Old Credit Agreement. Proceeds of these borrowings were used primarily for business acquisitions, capital expenditures and working capital.

  Other Non-current Obligations

         In connection with radio program promotions, the Company has, from time to time, awarded several $1,000,000 prizes. Such prizes are payable to program prize winners in annual non-interest bearing installments generally ranging from 40 to 50 years. As of September 30, 1996 and 1995, the long-term portion of the remaining unpaid balance totaled $1,532,214 and $1,579,133, respectively, net of discount of $4,815,867 and $4,991,737, respectively, and is included in other non-current obligations in the accompanying consolidated balance sheets. The imputed interest rates used range from 10% to 12%.

         Principal maturities of long-term debt and other non-current obligations, net of imputed interest, during the next five years and thereafter are as follows:

                                                     OTHER
                                 LONG-TERM        NON-CURRENT
                                    DEBT          OBLIGATIONS          TOTAL
                              ------------       ------------       ------------
 Year ending
 September 30:
    1997                      $  1,812,400       $     46,901       $  1,859,301
    1998                       135,316,892             42,498        135,359,390
    1999                           284,411             27,566            311,977
    2000                           278,536             30,837            309,373
    2001                           176,275             34,496            210,771
    Thereafter                      70,250          1,396,817          1,467,067
                              ------------       ------------       ------------
                              $137,938,764       $  1,579,115       $139,517,879
                              ============       ============       ============

6.  COMMITMENTS AND CONTINGENCIES

  Leases

         The Company leases real properties and equipment under operating leases expiring on various dates through 2089. Future minimum payments due under noncancelable operating leases that have initial or remaining terms in excess of one year are as follows:

   Year ending September 30:
     1997                                                            $1,186,552
     1998                                                             1,183,537
     1999                                                             1,158,644
     2000                                                               849,549
     2001                                                               556,494
     Thereafter                                                         989,081
                                                                   ------------
                                                                     $5,923,857
                                                                   ============

         Management expects that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties. All real property leases require the payment of property taxes, maintenance, insurance and other incidental expenses. Rent expense for the years ended September 30, 1996, 1995 and 1994 was $1,655,506, $1,345,376 and $590,210, respectively.

  Litigation

         On June 14, 1996, Levine v. Cecil Heftel, H. Carl Parmer, Madison Graves, Richard Heftel, John Mason, Heftel Broadcasting Corporation and Clear Channel Communications, Inc. (Case No. 15066) was filed in the Court of Chancery of the State of Delaware in the County of New Castle. This complaint is a purported class action complaint on behalf of Jeffrey Levine and all other stockholders of the Company to enjoin the defendants from effectuating the Tender Offer. The plaintiff also alleges that Cecil Heftel and Carl Parmer, former directors and executive officers of the Company, breached their fiduciary duties to the stockholders of the Company by negotiating a settlement of amounts which would be owed to them under their employment agreements upon a termination thereof by the Company at the closing of the Tender Offer. The suit seeks the rescission of the Tender Offer and/or the grant of rescissory damages. In addition, plaintiff seeks unspecified compensatory damages and an award of attorneys' fees and costs. The Company has tendered the claims subject to this suit to its director and officer insurance carriers. The Tender Offer closed without any action by plaintiffs. The Company has filed a motion to dismiss the suit and has requested plaintiffs to dismiss the suit voluntary. No action has been taken on such motion or such request. The Company's management believes the disposition of this litigation will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

         In the ordinary course of business, the Company becomes involved in certain other legal claims and litigation. In the opinion of management, based upon consultations with legal counsel, the disposition of such litigation pending against the Company will not have a materially adverse effect on its consolidated financial position or results of operations.

7.  INCOME TAXES

         The provision for income taxes for the years ended September 30, 1996, 1995 and 1994 consists of the following:


                                        1996            1995             1994
                                      --------         --------         --------
Current:
  Federal                             $   --           $100,000         $ 19,000
  State                                 65,000           50,000           12,000
                                      --------         --------         --------
                                        65,000          150,000           31,000
Deferred:
  Federal                                 --               --             69,000
                                      --------         --------         --------
                                      $ 65,000         $150,000         $100,000
                                      ========         ========         ========

         Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and available tax net operating loss carryforwards. Temporary differences and carryforwards at September 30 which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                       1996             1995
                                                   ------------    ------------
Deferred tax assets:
  Net operating loss carryforward                  $  7,934,000    $  4,685,000
  Deferred prizes payable                               640,000         657,000
  Allowance for doubtful accounts receivable            663,000         597,000
  Depreciation                                          145,000         469,000
  Other accrued liabilities                           5,401,000         132,000
                                                   ------------    ------------
Total deferred tax assets                            14,783,000       6,540,000
Valuation allowance                                 (14,579,000)     (5,700,000)
                                                   ------------    ------------
Net deferred tax assets                                 204,000         840,000

Deferred tax liabilities:
  Equity in earnings of Joint Venture                      --           810,000
  Other                                                 273,000          99,000
                                                   ------------    ------------
Total deferred tax liabilities                          273,000         909,000
                                                   ------------    ------------
Net deferred tax asset (liability)                 $    (69,000)   $    (69,000)
                                                   ============    ============

         The increase in the valuation allowance of $8,879,000 from prior year is primarily due to the increase in net operating loss carryforwards and restructuring charges not currently deductible for tax purposes.

         The reconciliation of income tax computed at the federal statutory tax rate to the Company's effective tax rate for the years ended September 30, 1996, 1995 and 1994 is as follows:

                                             1996          1995          1994
                                         ------------   -----------   ---------
Federal income tax at
  statutory rate                         $(15,918,000)  $ 1,345,000   $ 192,000
Benefit of net operating
  loss carryforwards                             --      (1,494,000)   (281,000)
Net operating loss carryforward
  not benefitted                            7,201,000          --          --
State and local income
  tax, net of federal tax benefit              42,000        33,000       8,000
Non-deductible and non-taxable
  items, net                                8,740,000       266,000     181,000
                                         ------------   -----------   ---------
                                         $     65,000   $   150,000   $ 100,000
                                         ============   ===========   =========

         As of September 30, 1996, the Company had tax net operating loss carryforwards for federal and state tax purposes of approximately $21,949,000 and $3,389,000, respectively. The loss carryforwards expire through the year 2011 if not used.

8.  STOCKHOLDERS' EQUITY

  Common Stock

         The Company is authorized to issue 30,000,000 and 7,000,000 shares of Class A and Class B Common Stock, respectively, each with a par value of $.001 per share. The rights of these classes of common stock are identical except that the Class A stock is entitled to one vote per share and the Class B stock is entitled to ten votes per share on certain matters. As of September 30, 1996, there were no Class B shares outstanding.

         On January 2, 1996 the Company issued 44,811 shares of common stock to one of the parties to the acquisition of WLXX-AM in Chicago in accordance with the terms of the purchase agreement.

  Treasury Stock

         In December 1993, the Company repurchased 810,587 shares of its Class B Common Stock from certain stockholders for $4,019,735. In September 1996, the 810,587 shares held as treasury stock were retired.

  Preferred Stock

         The Company is authorized to issue 5,000,000 shares of $.001 par value Preferred Stock, 2,600,000 of which is designated as Series A Preferred Stock and the remaining 2,400,000 shares are undesignated.

         Series A Preferred Stock dividends are payable quarterly and have a cumulative annual rate of $.08 per share. As of September 30, 1996, there were no issued or outstanding shares of Series A Preferred Stock. As of September 30, 1995, cumulative unpaid dividends totaled $20,138. The Series A Preferred Stock is superior to common stock in liquidation in the amount of $1 per share plus cumulative unpaid dividends and is redeemable at the option of the Company at $1 per share plus cumulative unpaid dividends.

         During fiscal 1996, the Company's Board of Directors periodically approved the payment of cumulative unpaid dividends on the outstanding Series A Preferred Stock. The aggregate of such dividend payments totaled $40,276.

         In August 1996, the Company redeemed all of the outstanding Series A Preferred Stock and paid cumulative unpaid dividends through the redemption date of $2,685.

         In January 1995, the Company redeemed and retired 1,960,290 shares of its outstanding Series A Preferred Stock owned by the Company's then current Chairman and Co-Chief Executive Officer and certain of his children. The redemption price was equal to $1 per share plus cumulative unpaid dividends through the date of redemption of $2,861,278. The dividends paid included $1,142,495 of cumulative dividends relating to Preferred Stock retired in June 1992 for which the payment of related cumulative dividends had been deferred pursuant to an agreement between the Company and the holder of the retired Preferred Stock.

         In April 1995, the Company paid approximately $251,000 in cumulative unpaid dividends on its outstanding Series A Preferred Stock held by the daughter of the Company's then current Chairman and Co-Chief Executive Officer.

  Second Amended and Restated Certificate of Incorporation

         In September 1996, the Company's Board of Directors approved a Second Amended and Restated Certificate of Incorporation (Second Amended Certificate), which upon filing will increase the total number of authorized shares of the Company to 105,000,000 shares consisting of three classes of capital stock as follows; (i) 50,000,000 shares of Class A Common Stock, par value $.001 per share; (ii) 50,000,000 shares of Class B Common Stock, par value $.001 per share; and (iii) 5,000,000 shares of Preferred Stock, par value $.001 per share. The rights of the Class A and Class B Common Stock will be identical except that the Class B Common Stock shall have no voting rights, except in certain matters. The Second Amended Certificate is expected to be filed immediately prior to the consummation of the Tichenor Merger, which is expected to close during the first quarter of calendar 1997.

9.  MANAGEMENT INCENTIVE STOCK OPTIONS

         In January 1995, the Company granted options to purchase 160,000 shares of common stock to an officer of the Company at an exercise price of $10.50 per share. The officer subsequently exercised his option to purchase the 160,000 shares and delivered to the Company an 8.75% interest bearing promissory note due June 2005 as payment for the stock. This note and related accrued interest were paid in full on August 5, 1996.

  Stock Option Plan

         In July 1994, the Company adopted a stock option plan (Stock Option
Plan) under which a maximum of 750,000 shares of Class A Common Stock may be issued upon exercise of options granted to directors, officers or other key employees of the Company or its subsidiaries. The Stock Option Plan is administered by the Board of Directors or, at the discretion of the Board of Directors, a committee of not less than two directors. The Board of Directors or this committee determines employees to whom options will be granted, the timing and manner of grant, the exercise price, the number of shares and all other terms of options granted. Generally, options granted under the Stock Option Plan vest over a two or three year period. In August 1994 the Company granted options to purchase 5,000 shares each of Class A Common Stock to two directors of the Company and options to purchase 25,000 shares of Class A Common Stock to an officer, all at an exercise price of $10.00 per share.

         In December 1995, the Company issued an aggregate of 519,339 stock options to various employees of the Company under its Stock Option Plan. The exercise price ranged from $15.25 to $15.50 per share, the market price at the date of issuance. The options vest over a period ranging from two to three years.

         On August 5, 1996, all unexercised and outstanding employee stock options were tendered in connection with the Tender Offer Agreement described in
Note 2. Other fully vested options and warrants were exercised during the months of June and July 1996. As of September 30, 1996, there were no outstanding options or warrants.

         Following is a summary of employee stock options and warrants granted, exercised and outstanding for the three years ended September 30, 1996:

                                                     NUMBER        OPTION PRICE
                                                    OF SHARES        PER SHARE
                                                   ----------     --------------
Options outstanding at September 30, 1993           1,078,631     $ 1.05-$  4.51
   Granted                                            153,800     $ 4.51-$ 10.00
   Exercised                                         (188,925)    $         4.51
   Cancelled                                             --                 --
                                                   ----------     --------------
Options outstanding at September 30, 1994           1,043,506     $ 1.05-$ 10.00
   Granted                                            237,100     $ 4.51-$ 14.00
   Exercised                                         (160,000)    $        10.50
   Cancelled                                         (198,000)    $         4.51
                                                   ----------     --------------
Options outstanding at September 30, 1995             922,606     $ 1.05-$ 14.00
   Granted                                            524,339     $15.25-$18.625
   Exercised                                       (1,441,945)    $ 1.05-$18.625
   Cancelled                                           (5,000)    $        10.00
                                                   ----------     --------------
Options outstanding at September 30, 1996                --                 --
                                                   ==========     ==============

10.  OTHER FINANCIAL INFORMATION

  Accrued Expenses

                                                             SEPTEMBER 30,
                                                       1996               1995
                                                    -----------     -----------
       Wages, salaries and benefits                 $ 1,861,745     $ 2,347,107
       Commissions payable                            3,057,275       2,237,857
       Interest payable                                 756,348         664,399
       Liabilities assumed in
         business acquisitions                             --         1,166,813
       Restructuring charges                          5,747,843            --
       Other accrued operating expenses               2,000,680       1,298,668
                                                    -----------     -----------
                                                    $13,423,891     $ 7,714,844
                                                    ===========     ===========

  Allowance for Doubtful Accounts Receivable

       Balance at September 30, 1993                                $   930,654
           Provision charged to expense                                 855,220
           Amounts charged to reserve                                (1,275,471)
           Other (arising from business
             acquisitions)                                              431,883
                                                                    -----------
       Balance at September 30, 1994                                    942,286
           Provision charged to expense                               1,522,235
           Amounts charged to reserve                                  (972,644)
                                                                    -----------
       Balance at September 30, 1995                                  1,491,877
           Provision charged to expense                               2,871,700
           Amounts charged to reserve                                (2,705,717)
                                                                    -----------
       Balance at September 30, 1996                                $ 1,657,860
                                                                    ===========

  Supplemental Disclosures of Noncash Transactions

         Noncash transactions for the year ended September 30 included the following:

                                                                1996           1995            1994
                                                             ----------     ----------     ----------
       Issuance of common stock in connection
           with business acquisition                         $  692,330     $     --       $     --
       Issuance of promissory note in connection
           with the acquisition of real property              1,499,250           --             --
       Reissuance of treasury stock in exchange
           for note receivable                                     --             --        1,000,000
       Repurchase of common stock in exchange
           for note payable                                        --             --        1,332,000
       Issuance of common stock upon exercise of
           stock options in exchange for note receivable           --        1,680,000        852,052
                                                             ----------     ----------     ----------
                                                             $2,191,580     $1,680,000     $3,184,052
                                                             ==========     ==========     ==========

         In addition to the above, in fiscal 1994 the Company issued common stock with a fair value of $12,283,000 and assumed long-term debt and other liabilities totaling $33,437,000 in connection with certain business acquisitions.

         In fiscal 1995, the Company cancelled a $900,000 note receivable and assumed long-term debt and other liabilities totaling $3,521,000 in connection with certain business acquisitions.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended September 30, 1996 and 1995 (in thousands, except per share data):

                                    DECEMBER 31,    MARCH 31,      JUNE 30,     SEPTEMBER 30,
1996                                    1995          1996          1996            1996
---------------------------------    ---------     ---------      ---------      ---------
Net revenues                            17,457        15,696         19,900         18,679

Station operating expenses              11,818        10,948         13,069         13,061
Corporate expenses, depreciation
    and amortization                     1,798         2,589          2,874          2,951
                                     ---------     ---------      ---------      ---------
Operating Income                         3,841         2,159          3,957          2,667

Income (loss) from continuing
    operations                           1,302          (308)          (362)       (37,250)

Net income (loss)                          858          (971)          (863)       (45,630)

Income (loss) from continuing
    operations per common and
    common equivalent shares         $    0.12     $   (0.03)     $   (0.04)     $   (3.38)
                                     =========     =========      =========      =========

Net income (loss) per common
    and common equivalent shares     $    0.08     $   (0.10)     $   (0.09)     $   (4.14)
                                     =========     =========      =========      =========

                                    DECEMBER 31,    MARCH 31,      JUNE 30,     SEPTEMBER 30,
1995                                    1994          1995          1995            1995
---------------------------------    ---------     ---------      ---------      ---------
Net revenues                            16,806         13,208         16,630        17,516

Station operating expenses              10,902          9,795         10,300        12,644
Corporate expenses, depreciation
    and amortization                     1,867          2,393          2,015         1,792
                                     ---------      ---------      ---------     ---------
Operating Income                         4,037          1,020          4,315         3,080

Income (loss) from continuing
    operations                           1,768           (423)         2,473           501

Net income (loss)                        1,367           (849)         3,162            11

Income (loss) from continuing
    operations per common and
    common equivalent shares         $    0.16      $   (0.04)     $    0.22     $    0.05
                                     =========      =========      =========     =========

Net income (loss) per common
    and common equivalent shares     $    0.13      $   (0.08)     $    0.29     $    0.00
                                     =========      =========      =========     =========

12.  SUBSEQUENT EVENTS

  Secondary Public Stock Offering

         On October 18, 1996, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the sale of 4,025,000 shares of Class A Common Stock to be offered in a secondary public offering. The proceeds from this stock offering will be used to repay outstanding debt under the Company's credit agreement. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The current directors and executive officers of the Company are as follows:


            Name                Age                  Position
            ----                ---                  --------
L. Lowry Mays................    61      President, Chief Executive
                                             Officer and Director
John T. Kendrick.............    44      Senior Vice President and
                                             Chief Financial Officer
Ernesto Cruz.................    42      Director
B.J. McCombs.................    68      Director
James M. Raines..............    56      Director
John H. Williams.............    62      Director

         All directors hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified. Except for Mr. John Kendrick, officers are elected annually by the Board of Directors and serve at the discretion of the Board. (See "Item 11- Employment Agreements").

         Information with respect to the business experience and affiliations of the current directors and executive officers of the Company is set forth below.

         Mr. Mays became President, Chief Executive Officer and director of the Company on August 5, 1996. Mr. Mays is also President, Chief Executive Officer and director of Clear Channel and has served as such since 1972.

         Mr. Kendrick joined the Company as Vice President, Finance in September 1993. In December 1993, he was promoted to Senior Vice President and Chief Financial Officer. From October 1992 through September 1993, Mr. Kendrick provided financial consulting to the entertainment and computer software industries. From June 1988 through October 1992, Mr. Kendrick served as Senior Vice President and Chief Financial Officer of Skouras Pictures, Inc.

         Mr. Cruz became a director of the Company on August 5, 1996. Mr. Cruz has been a Managing Director of Credit Suisse First Boston Corp. for more than five years.

         Mr. McCombs became a director of the Company on August 5, 1996. Mr. McCombs also serves as a director of Clear Channel. Mr. McCombs is and has been a private investor for more than five years.

         Mr. Raines became a director of the Company on August 5, 1996. Mr. Raines has been the President of James M. Raines & Company and has served in such a position for more than five years. Mr. Raines also serves as a director of 50-OFF Stores, Inc.

         Mr. Williams became a director of the Company on August 5, 1996. Mr. Williams also serves as a director of Clear Channel and of GAINSCO, Inc. Mr. Williams is Senior Vice President of Everen Securities, Inc., and has served in such a position for more than five years.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

         Based on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company notes Messrs. Lowry Mays, Ernesto Cruz, B.J. McCombs, James M. Raines and John H. Williams failed to file a Form 3 on a timely basis after they were elected to the Company's Board of Directors.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation of the Chief Executive Officer, the former Co-Chief Executive Officers and the other most highly compensated executive officers of the Company for the fiscal years ended September 30, 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE

                                                                                             Long Term
                                                                                           Compensation
                                                                   Annual Compensation         Awards
                                                                   --------------------     -------------
                                                                                          Securities Under-   All Other
            Name and Principal Position                            Salary      Bonus        ying Option      Compensation
            ---------------------------                            -------     -----      ----------------   ------------
L. Lowry Mays, President and Chief Executive
     Officer ....................................    1996       $    --        $    --      $   --          $     --

Cecil Heftel, former Chairman of the Board
     and Co-Chief Executive Officer .............    1996       $428,205       $806,808      271,075        $     --(1)
                                                     1995       $500,000       $170,002         --          $     --
                                                     1994       $416,667(2)                     --          $     --

H. Carl Parmer, former President and
     Co-Chief Executive Officer .................    1996       $485,897       $471,224       48,264        $420,819(1)(3)
                                                     1995       $500,000       $467,897      160,000        $     --
                                                     1994       $452,985(2)    $300,000         --          $     --
John T. Kendrick, Senior Vice
     President and Chief Financial
     Officer ....................................    1996       $183,194       $ 42,500       30,000        $     --
                                                     1995       $160,615(4)    $ 14,754         --          $     --
                                                     1994       $128,846       $ 25,000         --          $     --

--------------------

(1) Does not include payments made to Messrs. Heftel and Parmer under the Settlement Agreements relating to the termination of their employment or the agreements not to compete entered into in connection with the completion of the Tender Offer. See "Item 1: Business - Recent Developments - Clear Channel Tender Offer."

(2) Does not include amounts received by Messrs. Heftel and Parmer from Heftel Management Group, of which they were the sole beneficial owners during the applicable period, which received fees of $133,400 for management services rendered during the period from October 1, 1993 until December 1, 1993. Effective December 1, 1993, the Management Agreement was terminated and the Company entered into employment agreements with Messrs. Heftel and Parmer.

(3) Includes bonuses paid of $384,849 to reimburse Mr. Parmer for interest paid to the Company under loans made by the Company to Mr. Parmer to pay the exercise price of certain warrants, the exercise of which was made at the request and for the benefit of the Company.

(4) On August 1, 1995, the Company entered into an Employment Agreement with Mr. Kendrick.

WARRANTS AND OPTIONS

         The following sets forth information concerning the grants of stock options to the executive officers named in the "Summary Compensation Table" under the Company's Stock Option Plan. The vesting of all of these options was accelerated to the date of the closing of the Tender Offer. All of these options were exercised on such closing date and the shares acquired upon exercise were sold to Clear Channel in the Tender Offer.

                        Option Grants In Last Fiscal Year




                                                                                             Potential Realizable
                                           % of Total                                           Value at Assumed
                           Number of         Options                                         Annual Rates of Stock
                            Shares         Granted to                                        Price Appreciation for
                          Underlying        Employees       Exercise                              Option Term
                            Option          in Fiscal         Price         Expiration       ----------------------
        Name                Granted           Year           ($/Sh)            Date             5%            10%
        ----                -------           ----         ----------        --------          ----          ----
 Cecil Heftel               271,075            53%           $15.25          12/14/05       $2,599,784    $6,588,362

 H. Carl Parmer              48,264             9%           $15.25          12/14/05       $  462,883    $1,173,036
 John T. Kendrick            30,000             6%           $15.25          12/14/05       $  287,719    $  729,137


         The following table provides certain information concerning exercises of warrants and options in the last fiscal year, and unexercised options and warrants held as of September 30, 1996, by the executive officers named in the Summary Compensation Table:

                 Aggregate Option and Warrant Exercises In Last
                     Fiscal Year and Fiscal Year End Values

                                                                 Number of Unexercised             Value of Unexercised
                                                                 Options and Warrants            In-the-Money Options and
                                                                 at September 30, 1996        Warrants at September 30, 1996
                        Shares Acquired        Value         ----------------------------     ------------------------------
        Name             Upon Exercise       Realized        Exercisable    Unexercisable     Exercisable      Unexercisable
        ----             -------------       --------        -----------    -------------     -----------      -------------
 L. Lowry Mays                ---              ---               ---             ---              ---               ---
 Cecil Heftel               806,678        $11,454,828           ---             ---              ---               ---

 Cecil Heftel               271,075          2,100,831           ---             ---              ---               ---


 H. Carl Parmer             48,264            374,046            ---             ---              ---               ---


 John T. Kendrick           16,667            216,671            ---             ---              ---               ---

 John T. Kendrick            8,333            133,328            ---             ---              ---               ---

 John T. Kendrick            5,000             50,000            ---             ---              ---               ---

 John T. Kendrick           25,000            193,750            ---             ---              ---               ---

 EMPLOYMENT AGREEMENTS

         The Company had ten-year Employment Agreements with each of Messrs. Cecil Heftel and Carl Parmer which were terminated in connection with the closing of the Tender Offer. See "Item 1. Business - Recent Developments - Clear Channel Tender Offer."

         On August 1, 1995, the Company and Mr. John Kendrick entered into a three-year Employment Agreement pursuant to which Mr. Kendrick currently receives a yearly salary of $190,000 (subject to increases in the third year and each year thereafter) plus bonuses determined by the Company subject to a minimum bonus of $45,000 for the second year (the minimum bonus is increased in the third year and each year thereafter). The Company may terminate the Employment Agreement upon the occurrence of any of the following events: (i) fraud, negligence, wilful misconduct or embezzlement, (ii) Mr. Kendrick is indicted or convicted of a crime constituting a felony, (iii) any act or omission by Mr. Kendrick which causes a material adverse effect on the Company's business or jeopardizes any FCC license for any of the Company's radio stations,
(iv) Mr. Kendrick fails to perform his duties within 15 business days after notice, (v) unlawful drug use, (vi) receipt of payments or gifts in excess of $250 from advertisers for Mr. Kendrick's own benefit, or (vii) commission of a crime of moral turpitude. If such a termination occurs, Mr. Kendrick will be entitled to receive all amounts payable by the Company under his Employment Agreement to the date of termination. If the Company terminates the Employment Agreement for a reason other than the occurrence of the events set forth in the Employment Agreement, Mr. Kendrick will be entitled to receive his salary and minimum bonus through the later of the one year anniversary of the termination date or the end of the term of the Employment Agreement (the "Period") (which the Company may pay in a lump sum payment equal to the present value of such amounts) and monthly premiums payable for allowing Mr. Kendrick and his family to participate in the Company's health insurance for the shorter of the Period or the maximum COBRA continuation coverage period mandated by law. At the end of the initial three year term, the Employment Agreement is automatically extended for one year unless the Company gives notice of non-renewal at least six months prior to the end of the initial three year period. If a change in control of the Company occurs, the term of the Employment Agreement is automatically extended for three years from the date of the change of control. The Tender Offer was deemed a change of control, and therefore the term of the Employment Agreement has been automatically extended to August 4, 1999.

DIRECTOR COMPENSATION

         Each member of the Board of Directors who is not an employee of the Company receives a fee of $2,500 for each board or committee meeting attended. The Company also reimburses directors for expenses related to attending board or committee meetings.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

         During the fiscal year ended September 30, 1996, Messrs. Jeffrey Amling, Madison Graves and John Mason, former directors of the Company, and Messrs. L. Lowry Mays, James H. Raines, and Ernesto Cruz, current directors of the Company, served on the Compensation Committee.

         During the year ended September 30, 1996, the Company obtained legal services from the law firm of Jeffer, Mangels, Butler & Marmaro LLP. Mr. John Mason is of-counsel to this law firm.

         L. Lowry Mays is an executive officer and director of the Company and is also a stockholder, director, and member of the compensation committee of Clear Channel.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

         The following table sets forth certain information regarding ownership of the Company's Class A Common Stock as of December 5, 1996, by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock:

        Name and Address                   Number             Percent of Class
        ----------------               -------------          -----------------
 Clear Channel Communications, Inc.    7,297,821 (1)                63.2%
 200 Concord Plaza, Suite 600
 San Antonio, Texas 78216

 Ronald Baron                            987,000 (2)                14.5%
 767 Fifth Avenue, 24th Floor
 New York, New York 10153

 --------------------

(1) Includes shares held by Clear Channel Radio, Inc., a wholly-owned subsidiary of Clear Channel Communications, Inc.

(2) Includes 20,000 shares owned by Baron Investment Partners, L.P., of which Mr. Baron is the general partner, 870,000 shares owned by Baron Asset Fund and Baron Growth & Income Fund (collectively the "Funds"), which are registered investment companies advised by BAMCO, Inc., and 97,000 shares owned by Baron Capital Management, Inc. ("BCMI"). Mr. Baron controls BAMCO, Inc. and BCMI. Mr. Baron disclaims beneficial ownership of the shares owned by the Funds and BCMI.

         No directors or executive officers of the Company own any shares of Class A Common Stock. No shares of the Company's Class B Common Stock are outstanding.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Tower Company, Inc. ("TTC"), a wholly subsidiary of the Company, previously loaned $293,303 to Mr. Christopher Heftel, the son of Mr. Cecil Heftel, the former Co-Chief Executive Officer and Chairman of the Board of the Company. This loan accrued interest at 7% per annum, with principal and interest due on demand. All amounts owed were repaid on August 5, 1996.

         TTC previously loaned $100,000 to Mr. Cecil Heftel. This loan accrued interest at 7% per annum, with principal and interest due on demand. All amounts owed were repaid on August 5, 1996.

         On February 11, 1992, the predecessor-in-interest to the Company granted to Mr. Carl Parmer, the former Co-Chief Executive Officer and President of the Company, as part of his employment agreement the right to purchase 188,925 shares of Class B Common Stock at a per share price of $4.51. In connection with entering into Mr. Parmer's Employment Agreement in December 1993, the Company issued to Mr. Parmer a warrant to purchase 188,925 shares of Class B Common Stock at the same exercise price as a replacement of the rights of Mr. Parmer to purchase the 188,925 shares of Class B Common Stock under his previous employment agreement. On August 3, 1994, Mr. Parmer exercised these warrants and in connection with such exercise, the Company made a loan in the amount of $1.25 million, approximately $852,000 of which was used to pay the exercise price of the warrants and the remainder of which was used to pay income taxes payable by Mr. Parmer upon exercise of the warrants. The loan accrued interest at a rate of 7.67% per annum and was due on August 3, 2004. All amounts owed were repaid on August 5, 1996.

         On June 3, 1993, Messrs. Carl Parmer and Richard Heftel, a former director of the Company and the current general manager of the Company's Los Angeles stations, each borrowed $366,000 from the Company and used the proceeds to purchase 94,462 shares of Class B Common Stock from a third-party stockholder. These loans accrued interest at a rate of 4.5% per annum. Interest and principal were due on June 2, 2002. On October 8, 1993, Mr. Carl Parmer borrowed $1 million from the Company and used the proceeds to purchase 226,695 shares of Class B Common Stock. This loan accrued interest at 4.5% per annum. Interest and principal were due on October 8, 2003. All amounts owed were repaid on August 5, 1996.

         On December 30, 1993, the Company repurchased 220,000 shares of Class B Common Stock from the daughter of Mr. Cecil Heftel. The purchase price for these shares was payable in 60 installments of $10,000 beginning in August 1994 and one installment of $1 million on the first day of the month after the month in which the 60th installment is paid. On August 5, 1996, the Company repaid this obligation in full.

         During the year ended September 30, 1996, the Company advanced funds to Heftel Management Group, of which Mr. Cecil Heftel is the sole beneficial owner. These advances did not bear interest. On August 5, 1996, all of such advances were repaid.

         On January 10, 1995, the Company granted to Mr. Carl Parmer a warrant to purchase 160,000 shares of Class A Common Stock at an exercise price of $10.50 per share (which was the closing price for the Class A Common Stock on January 9, 1995). On January 24, 1995, Mr. Parmer exercised this warrant in full. The exercise price was payable on or before June 30, 1995. On June 30, 1995, Mr. Parmer borrowed $1,680,000 from the Company to pay the exercise price and granted to the Company a security interest in these shares to secure his obligation to repay the loan. This loan accrued interest at 8.75% per annum. All amounts owed were repaid on August 5, 1996.

         On January 10, 1996, pursuant to an Agreement of Purchase and Sale, dated September 7, 1995, between the Company and Mambisa Broadcasting Corporation ("Mambisa"), the Company purchased the entire parcel of real property on which the radio transmission towers for WAQI-AM (the "WAQI Towers") are located for approximately $1.5 million in cash and a note for approximately $1.5 million (the "Note"). The Company has the right to subdivide such parcel and resell to Mambisa the portion of the parcel on which the WAQI Towers are not located for the same per acre price paid by the Company to Mambisa. The parties currently are attempting to complete such a subdivision. The Note is due on the later of the date on which all rights to subdivide the parcel expire or the date on which the resale of the subdivided portion of the parcel is completed. Amancio Victor Suarez and Charles Fernandez, former directors of the Company, own part of Mambisa.

         On December 3, 1995, the Company, Marcos A. Rodriguez, Jr. ("Rodriguez") and Hispanic Coalition, Inc. ("HCI") entered into certain agreements relating to HCI and a new FM radio station in Haltom City, Texas (for which HCI was seeking a construction permit from the FCC) (the "Haltom Station") (the "Haltom City Agreements"). As a result of disputes relating to the Haltom City Agreements, Rodriguez and the Company entered into a Settlement Agreement pursuant to which the Company released all claims and rights it may have to acquire the construction permit for the Haltom Station, including all rights under the Haltom City Agreements. Mr. Cecil Heftel and the Company entered into an agreement under which Mr. Heftel agreed to indemnify the Company against any losses arising out of the Haltom City Agreements. The Company has sent written demand to Mr. Heftel for indemnification of $1,383,187.

         In connection with the Tender Offer, each of Messrs. Cecil Heftel and Carl Parmer entered into agreements not to compete and a Settlement Agreement relating to the termination of their employment. Approximately $25.8 million was paid to Messrs. Heftel and Parmer under these agreements (see "Item 1. Business
- Recent Developments - Clear Channel Tender Offer").

                                     PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) (1) List of Financial Statements

         The consolidated financial statements are filed as Item 8 of Part II of this Form 10-K.

 (a) (2) List of Financial Statement Schedules

         Information required by Schedule VIII - Valuation and Qualifying Accounts is included in Note 10 of the consolidated financial statements filed as Item 8 of Part II of this Form 10-K.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

 (a) (3) List of Exhibits

         The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

 (b)     Reports on Form 8-K

         The Company filed a report on Form 8-K dated August 19, 1996, relating to the Company entering into a $155 million credit facility with Nations Bank of Texas, N.A. and other lenders. This matter is described under the Caption "Recent Developments" in Item 1 of Part I of this Form 10-K.

         The Company filed a report on Form 8-K dated September 23, 1996, as amended October 15, 1996, relating to the discontinuance of the operations of the radio network owned by the Company's wholly owned subsidiary, Spanish Coast-to- Coast Ltd., dba Cadena Radio Centro, effective August 5, 1996. This matter is described under the Caption "Recent Developments" in Item 1 of Part I of this Form 10-K.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20 day of December, 1996.

 HEFTEL BROADCASTING CORPORATION

 By:   /s/ L. Lowry Mays
       --------------------------------
       L. Lowry Mays, President and
       Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                      Date
---------                           -----                      ----

  /s/ L. Lowry Mays                 President, Chief           December 20, 1996
--------------------------------    Executive Officer
 L. Lowry Mays                      and Director

  /s/ John T. Kendrick              Senior Vice President,     December 20, 1996
--------------------------------    Chief Financial Officer
 John T. Kendrick                   and Assistant Secretary
                                   (principal accounting
                                    officer)

  /s/ Ernesto Cruz                  Director                   December 20, 1996
--------------------------------
 Ernesto Cruz

  /s/ B.J. McCombs                  Director                   December 20, 1996
--------------------------------
 B.J. McCombs

  /s/ James M. Raines               Director                   December 20, 1996
--------------------------------
 James M. Raines

  /s/ John H. Williams              Director                   December 20, 1996
--------------------------------
 John H. Williams

                                Index to Exhibits

 Exhibit                                                                                 Sequentially
 Number                                    Description                                   Numbered Page
 -------                               ------------------                                -------------
 2.1.1            Amended and Restated Agreement and Plan of Reorganization,
                  dated September 7, 1995, among Registrant, Viva Acquisition
                  Corporation, Mambisa Broadcasting Corporation
                  ("Mambisa"), SFS Management Corporation, Amancio
                  Victor Suarez, Charles Fernandez and Amancio Jorge Suarez, Jr.,
                  (such three individuals are referred to herein collectively as the ("Stockholders") (the "Purchase Agreement") (Schedules
                  omitted) (incorporated by  reference to Exhibit 1.1.1 to
                  Registrant's Form 8-K filed on September 22, 1995)

 2.1.2            Escrow Agreement, dated September 7, 1995, among the
                  Registrant, Mambisa, the Stockholders and Citibank,
                  N.A.(incorporated by reference to Exhibit 1.1.2 to Registrant's Form 8-K filed on September 22, 1995)

 2.1.3 Mutual Release, dated September 7, 1995, among the parties to the Purchase Agreement and other parties (incorporated by reference to Exhibit 1.1.3 to Registrant's Form 8-K filed on September 22, 1995)

 2.1.4            Agreement of Purchase and Sale, dated September 7, 1995, among the
                  Registrant, Mambisa, Amancio Victor Suarez and Amancio Jorge
                  Suarez, Jr. (incorporated by reference to Exhibit 1.1.4 to Registrant's
                  Form 8-K filed on September 22, 1995)

 2.1.5            Promissory Note dated January 9, 1996, executed by Registrant and HBC
                  Florida, Inc. to the order of Mambisa Broadcasting Corporation

 2.2.1            Tender Offer Agreement, dated June 1, 1996, between the Company and
                  Clear Channel Radio, Inc. ("Clear Channel") (incorporated herein by reference to Exhibit 99(c)(1) of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

 2.2.2            Amendment No. 1 to Tender Offer Agreement, dated June 6, 1996
                  (incorporated herein by reference to Exhibit 99(c)(9) of Clear Channel's
                  Schedule 14D-1 filed on June 7, 1996)

 2.2.3            Amendment No. 2 to Tender Offer Agreement, dated June 20, 1996
                  (incorporated by reference to Exhibit (c)(3) of the Company's
                  Schedule 14D-9 dated June 20, 1996)

 2.2.4            Amendment No. 3 to Tender Offer Agreement, dated July 2, 1996

                  (incorporated by reference to Exhibit 99(c)(15) of Amendment No. 2 to the Schedule 14D-1 of  Clear Channel filed on July 9, 1996)

 2.3              Confidentiality Letter Agreement dated May 31, 1996, between the
                  Company and Clear Channel (incorporated herein by reference to Exhibit 99(c)(12) of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

 2.4.1            Asset Purchase Agreement, dated November 1, 1995, between
                  HBC New York, Inc. and Park Radio of Greater New York, Inc.
                  (incorporated by reference to Exhibit 2.2 of Registrant's Form
                  10-K filed on December 29, 1995)

 2.4.2            First Amendment to Asset Purchase Agreement, dated
                  March 25, 1996 between HBC New York, Inc. and Park Radio of
                  Greater New York, Inc. (incorporated by  reference to Exhibit 1.1.2 of
                  Registrant's Form 8-K filed on March 28, 1996)

 2.5.1            Agreement and Plan of Merger, dated July 9, 1996, between Clear
                  Channel Communications, Inc. and Tichenor Media System, Inc.
                  with Exhibits (Schedules omitted) (incorporated by reference to Exhibit 99(c)(16) of Amendment No. 2 to Schedule 14D-1 of Clear
                  Channel Communications, Inc., filed on July 9, 1996)

 2.5.2            Stock Purchase Agreement dated as of July 9, 1996, by and among
                  Clear Channel Communications, Inc., and McHenry T. Tichenor, Sr.
                  (incorporated by reference to Exhibit 99(c)(17) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

 2.5.3            Stock Purchase Agreement dated as of July 9, 1996, by and among
                  Clear Channel Communications, Inc., and McHenry T. Tichenor, Jr.
                  (incorporated by reference to Exhibit 99(c)(18) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

 2.5.4            Stock Purchase Agreement dated as of July 9, 1996, by and
                  among Clear Channel Communications, Inc., and Warren Tichenor
                  (incorporated by reference to Exhibit 99(c)(19) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

 2.5.5            Stock Purchase Agreement dated as of July 9, 1996, by and among
                  Clear Channel Communications, Inc., and William Tichenor
                  (incorporated by reference to Exhibit 99(c)(20) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

 2.5.6 Stock Purchase Agreement dated as of July 9, 1996, by and among Clear Channel Communications, Inc., and Jean Russell
                  (incorporated by reference to Exhibit 99(c)(21) of Amendment
                  No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

 2.5.7            Amended and Restated Agreement and Plan of Merger, dated
                  October 10, 1996, between Clear Channel Communications, Inc.
                  and Tichenor Media System, Inc. without Exhibits (Schedules omitted)

 2.5.8            Assignment Agreement, dated October 10, 1996 by Registrant and
                  Heftel Merger Sub, Inc.

 2.5.9            Form of Registration Rights Agreement by and among the
                  Registrant, McHenry T. Tichenor, Sr., McHenry T. Tichenor, Jr.,
                  Warren W. Tichenor, William E. Tichenor, Jean T. Russell,
                  McHenry T. Tichenor, Jr., as Custodian for David T. Tichenor,
                  Alta Subordinated Debt Partners III, L.P., Prime II Management, LP,
                  PrimeComm, LP, Ricardo A. del Castillo, Jeffrey T. Hinson and
                  David D. Lykes (included in Exhibit 2.5.1)

 2.5.10 Form of Employment Agreement by and between the Registrant and McHenry T. Tichenor, Jr. (included in Exhibit 2.5.1)

 2.5.11           Form of Stockholders Agreement by and among the Registrant and each of the stockholders listed on the signature pages thereto (included in Exhibit 2.5.1)

 2.5.12 Form of the Registrant's Indemnification Agreement (included in Exhibit 2.5.1)

 2.5.13           Form of Registration Rights Agreement by and among the Registrant and Clear Channel Communications, Inc. (included in Exhibit 2.5.1)

 3.1              Restated Certificate of Incorporation of the Registrant (1)

 3.2              Amended and Restated Bylaws of the Registrant (1)

 4.1              Specimen certificate for the Class A Common Stock (1)

 4.2              Article 4 of the Restated Certificate of Incorporation (included in
                  Exhibit 3.1)

 4.3              Credit Agreement, dated August 5, 1996, among the Registrant,
                  Nations Bank of Texas, N.A. and the other lenders signatory thereto (incorporated by reference to Exhibit 1.0 of Registrant's
                  Form 8-K filed on August 20, 1996)

 4.4              Form of Second Amended and Restated Certificate of Incorporation of
                  the Registrant (included in Exhibit 2.5.7)

 4.5              Loan Agreement, dated July 9, 1996, between Clear Channel
                  Communications, Inc., as the lender, and TMS Assets California, Inc., as the borrower (2)

 4.6              Guarantee, dated July 9, 1996, by Tichenor Media System, Inc., in favor of Clear Channel Communications, Inc. (2)

 10.1             Agreement Not To Compete, dated June 1, 1996, between the Company and Carl Parmer (incorporated herein by reference to Exhibit 99(c)(4)
                  of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

 10.2             Agreement Not To Compete, dated June 1, 1996, between the Company and Cecil Heftel (incorporated herein by reference to Exhibit 99 (c)(3)
                  of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

 10.3             Settlement Agreement, dated June 1, 1996, between the Company and
                  Carl Parmer (incorporated herein by reference to Exhibit 99 (c)(6)
                  of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

 10.4             Settlement Agreement, dated June 1, 1996, between the Company and
                  Cecil Heftel (incorporated herein by reference to Exhibit 99 (c)(5)
                  of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

 10.5             Stock Option Plan (incorporated by reference to Exhibit 10.4 of Registrant's
                  Registration Statement on Form S-1 (Registration No. 33-78370)
                  filed on April 29, 1994, as amended ("Registrant's  S-1"))

 10.6             Lease dated April 26, 1994, between the Registrant and Tropicana
                  Trail Limited Partnership (incorporated by reference to Exhibit 10.14 of Registrant's S-1)

 10.7 Lease dated May 15, 1987, between the Registrant and Hollywood and Vine Development Co. (incorporated by reference to Exhibit
                  10.15 of Registrant's S-1)

 10.8             Tower Lease Agreement, dated April 13, 1990, between the Registrant and KTNQ/KLVE, Inc. (formerly Heftel Broadcasting of California, Inc.), together with the Assignment and Assumption Agreement dated
                  April 13, 1990 between the Registrant and The Tower Company
                   (incorporated by reference to Exhibit 10.16 of Registrant's S-1)

 10.9             Lease Agreement dated June 18, 1991 between Newcrow XI and
                  KTNQ/KLVE, Inc. (incorporated by reference to Exhibit 10.17 of
                  Registrant's S-1)

 10.10            Reciprocal Easement Agreement, dated June 18, 1991, between
                  Newcrow XI and KTNQ/KLVE, Inc. (incorporated by reference to Exhibit 10.18 of Registrant's S-1)

 10.11            Form of Indemnification Agreement (incorporated by reference to
                  Exhibit 10.22 of Registrant's S-1)

 10.12            Employment Agreement between KTNQ/KLVE, Inc. and Richard
                  Heftel (incorporated by reference to Exhibit 10.23 of Registrant's S-1)

 10.13 Amendment No. 1 to Employment Agreement dated May 31, 1996, between KTNQ/KLVE, Inc. and Richard Heftel (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-Q/A filed on November 6, 1996)

 10.14            Lease Agreement, dated July 17, 1995, between the Registrant and
                  485 Madison Associates, a New York Limited Partnership
                  (incorporated by reference to Exhibit 10.20 of Registrant's Form 10-K filed on December 29, 1995)

 10.15            Employment Agreement dated August 1, 1995 between the Registrant and
                  John T. Kendrick.

 11               Statement regarding Computations of Per Share Earnings

 21               Subsidiaries of the Registrant

 23               Consent of Ernst & Young LLP

 23.1             Consent of Ernst & Young LLP

-----------------------------------------------------

Registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

(1) Incorporated by reference to the identically numbered Exhibit to the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-78370)

(2) Not a current obligation of the Registrant. Will remain an obligation of a subsidiary of the Registrant upon consummation of the Tichenor Merger.