Form 10-K/A
period 1996-09-30
HEFTEL BROADCASTING CORP
filed 1997-01-31
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A

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

                        Option Grants In Last Fiscal Year




                                                                                             Potential Realizable
                                           % of Total                                           Value at Assumed
                           Number of         Options                                         Annual Rates of Stock
                            Shares         Granted to                                        Price Appreciation for
                          Underlying        Employees       Exercise                              Option Term
                            Option          in Fiscal         Price         Expiration       ----------------------
        Name                Granted           Year           ($/Sh)            Date             5%            10%
        ----                -------           ----         ----------        --------          ----          ----
 Cecil Heftel               271,075            52%           $15.25          12/14/05       $2,599,784    $6,588,362

 H. Carl Parmer              48,264             9%           $15.25          12/14/05       $  462,883    $1,173,036
 John T. Kendrick            30,000             6%           $15.25          12/14/05       $  287,719    $  729,137



         The following table provides certain information concerning exercises of warrants and options in the last fiscal year, and unexercised options and warrants held as of September 30, 1996, by the executive officers named in the Summary Compensation Table:

                 Aggregate Option and Warrant Exercises In Last
                     Fiscal Year and Fiscal Year End Values

                                                                 Number of Unexercised             Value of Unexercised
                                                                 Options and Warrants            In-the-Money Options and
                                                                 at September 30, 1996        Warrants at September 30, 1996
                        Shares Acquired        Value         ----------------------------     ------------------------------
        Name             Upon Exercise       Realized        Exercisable    Unexercisable     Exercisable      Unexercisable
        ----             -------------       --------        -----------    -------------     -----------      -------------
 L. Lowry Mays                ---              ---               ---             ---              ---               ---
 Cecil Heftel               806,678        $17,706,582           ---             ---              ---               ---

 Cecil Heftel               271,075          2,100,831           ---             ---              ---               ---


 H. Carl Parmer             48,264            374,046            ---             ---              ---               ---


 John T. Kendrick           16,667            216,671            ---             ---              ---               ---

 John T. Kendrick            8,333            133,328            ---             ---              ---               ---

 John T. Kendrick            5,000             55,000            ---             ---              ---               ---

 John T. Kendrick           25,000            193,750            ---             ---              ---               ---



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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

         The following table sets forth certain information regarding ownership of the Company's Class A Common Stock as of December 5, 1996, by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock:

        Name and Address                   Number             Percent of Class
        ----------------               -------------          -----------------
 Clear Channel Communications, Inc.    7,297,821 (1)                63.2%
 200 Concord Plaza, Suite 600
 San Antonio, Texas 78216

 Ronald Baron                            987,000 (2)                 8.5%
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

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of January, 1997.


 HEFTEL BROADCASTING CORPORATION

 By:   /s/ John T. Kendrick
       --------------------------------
       John T. Kendrick
       Senior Vice President,
       Chief Financial Officer
       and Assistant Secretary

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