Form 10-Q
period 1996-12-31
HEFTEL BROADCASTING CORP
filed 1997-02-14
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

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

                                  Yes [x]                   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class                                              Outstanding at February 13, 1997
-----                                              --------------------------------
Class A Common Stock, $.001 Par Value              16,377,731 shares
Class B Common Stock, $.001 Par Value              None

                        HEFTEL BROADCASTING CORPORATION

                               December 31, 1996

                                     INDEX


PART I           FINANCIAL INFORMATION                                                                   PAGE

Item     1.      Financial Statements (Unaudited)                                                          3

                     Condensed Consolidated Balance Sheets as of December 31, 1996
                     and September 30, 1996                                                                3

                     Condensed Consolidated Statements of Income for the Three Months
                     Ended December 31, 1996 and 1995                                                      4

                     Condensed Consolidated Statements of Cash Flows for the Three Months
                     Ended December 31, 1996 and 1995                                                      5

                     Notes to Condensed Consolidated Financial Statements                                  6


Item     2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                     9


PART II          OTHER INFORMATION

Item     6.      Exhibits and Reports on Form 8-K                                                         11


SIGNATURES                                                                                                12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,       SEPTEMBER 30,
                                                                             1996                1996
                                                                         --------------------------------
                                                                         (UNAUDITED)            (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents                                             $    4,787,652     $    5,131,960
  Accounts receivable, net                                                  16,995,571         17,015,323
  Other current assets                                                         631,791          1,012,232
                                                                         -------------       ------------
Total current assets                                                        22,415,014         23,159,515

Property and equipment, at cost                                             27,256,294         26,855,898
  Less accumulated depreciation and amortization                            (7,590,009)        (7,019,970)
                                                                          ------------       ------------
                                                                            19,666,285         19,835,928

Intangible assets                                                          130,365,925        130,365,925
  Less accumulated amortization                                             (9,773,591)        (8,624,020)
                                                                          ------------       ------------
                                                                           120,592,334        121,741,905

Other non-current assets                                                     1,051,462          1,013,778
                                                                          ------------       ------------
Total assets                                                             $ 163,725,095      $ 165,751,126
                                                                         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                    $     1,860,237    $     1,859,301
  Accounts payable and accrued expenses                                     12,194,922         14,131,858
                                                                            ----------         ----------
Total current liabilities                                                   14,055,159         15,991,159

Long-term debt and other obligations, less current portion                 135,504,232        137,658,578

Stockholders' equity (Note 4):
  Series A Preferred Stock, cumulative, $.001 par value                             --                 --
  Undesignated series preferred stock, $.001 par value                              --                 --
  Class A Common Stock, $.001 par value                                         11,548             11,548
  Class B Common Stock, $.001 par value                                             --                 --
  Other stockholders' equity                                                14,154,156         12,089,841
                                                                           -----------        -----------
Total stockholders' equity                                                  14,165,704         12,101,389
                                                                           -----------        -----------
Total liabilities and stockholders' equity                               $ 163,725,095      $ 165,751,126
                                                                         =============      =============

           See notes to condensed consolidated financial statements.

NOTE: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                             THREE MONTHS ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                  1996             1995
                                                                              -----------------------------
                                                                                       (UNAUDITED)
Net revenues                                                                  $ 18,308,968     $ 17,457,686
Operating expenses                                                              13,322,115       13,616,443
                                                                              ------------     ------------
Operating income                                                                 4,986,853        3,841,243

Other income (expense):
  Interest expense, net                                                         (2,840,582)      (2,350,438)
  Other, net                                                                        18,044         (123,567)
                                                                              ------------     ------------
                                                                                (2,822,538)      (2,474,005)
                                                                              ------------     ------------
Income before provision for
  income taxes                                                                   2,164,315        1,367,238

Provision for income taxes                                                        (100,000)         (65,000)
                                                                              ------------     ------------
Income from continuing operations                                                2,064,315        1,302,238

Loss on discontinued operations - CRC                                                   --         (444,043)
                                                                              ------------     ------------

Net income                                                                    $  2,064,315     $    858,195
                                                                              ============     ============

Income from continuing operations per common
  and common equivalent share                                                        $0.18            $0.12
                                                                              ============     ============

Net income per common and
  common equivalent share                                                            $0.18            $0.08
                                                                              ============     ============

Weighted average common
  shares outstanding                                                            11,547,731       10,732,342
                                                                              ============     ============






           See notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED DECEMBER 31
                                                                            -------------------------------
                                                                                  1996             1995
                                                                            -------------------------------
                                                                                       (UNAUDITED)
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $    2,607,182    $     757,613

INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (400,396)        (926,538)
  Payments relating to pending and business
    acquisitions and stock offering                                               (397,684)      (1,916,001)
                                                                            --------------   --------------
Net cash used in investing activities                                             (798,080)      (2,842,539)

FINANCING ACTIVITIES:
  Advances from officers and stockholders                                               --          491,485
  Repayment of long-term debt                                                   (2,153,410)        (394,473)
                                                                            --------------   --------------
Net cash (used in) provided by financing activities                             (2,153,410)          97,012
                                                                            --------------   --------------

Net decrease in cash                                                              (344,308)      (1,987,914)
Cash and cash equivalents at beginning of period                                 5,131,960        5,404,310
                                                                            --------------   --------------
Cash and cash equivalents at end of period                                  $    4,787,652   $    3,416,396
                                                                            ==============   ==============


           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               December 31, 1996

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Heftel Broadcasting Corporation's Annual Report on Form 10-K/A for the year ended September 30, 1996.

         Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares (if dilutive) outstanding during each period. For purposes of this computation, cumulative preferred stock dividends, if any, are deducted from net income during each period in which preferred stock is outstanding, whether or not preferred stock dividends have been actually declared or paid during these periods.

2.  RECLASSIFICATIONS/DISCONTINUED OPERATIONS

         On September 9, 1996, the Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by the Company's wholly owned subsidiary Spanish Coast-to-Coast, Ltd., d.b.a. Cadena Radio Cento
(CRC) effective August 5, 1996. Consequently, the accompanying condensed consolidated statement of income for the quarter ended December 31, 1995 reflects the effect of the discontinued operations of CRC.

3.  LONG-TERM DEBT

         On January 21, 1997, the Company received a commitment letter from new lenders to obtain a new credit facility totaling $300 million (New Credit Facility). The terms of the New Credit Facility are expected to be comparable to the existing credit agreement except that principal payments commence in September 1999. Completion of the New Credit Facility is subject to the closing of the previously announced merger with Tichenor Media System, Inc. (Tichenor) and certain other conditions.

         On February 4, 1997, the Company borrowed $10 million under its credit agreement to fund the payment required under an option agreement to purchase the assets of radio station KSCA-FM serving the Los Angeles market (Note 6). On February 12, 1997, the entire principal balance outstanding under the credit agreement was repaid with proceeds from the Company's secondary public stock offering (Note 6).

4.  STOCKHOLDERS' EQUITY

                                                                        DECEMBER 31,        SEPTEMBER 30,
                                                                             1996                1996
                                                                        --------------     --------------
Stockholders' equity :
  Series A Preferred Stock, cumulative, $.001 par value,
    2,600,000 shares authorized, none issued or outstanding             $           -      $           --
  Undesignated series preferred stock, $.001 par value, 2,400,000
    shares authorized, none issued or outstanding                                   --                 --
  Class A Common Stock, $.001 par value, 30,000,000 shares
    authorized, 11,547,731 issued and outstanding at December 31,
    1996 and September 30, 1996                                                 11,548             11,548
  Class B Common Stock, $.001 par value, 7,000,000 shares
    authorized, none issued or outstanding                                          --                 --
  Additional paid-in capital                                               102,578,149        102,578,149
  Accumulated deficit                                                      (88,423,993)       (90,488,308)
                                                                        --------------     --------------
Total stockholders' equity                                              $   14,165,704     $   12,101,389
                                                                        ==============     ==============


         On February 10, 1997, the Company completed its secondary public stock offering selling an additional 4,830,000 shares of its Class A Common Stock for $36.80 per share, after underwriters discount (Note 6).


5.  STATION LOCAL MARKETING AGREEMENT

         On December 1, 1996, the Company and Tichenor entered into a Local Marketing Agreement (LMA) whereby Tichenor commenced programming radio station WLXX-AM in Chicago, owned by the Company. The LMA will be terminated upon consummation of the merger with Tichener.


6.  SUBSEQUENT EVENTS

         STATION PURCHASE OPTION / TIME BROKERAGE AGREEMENT

         In exchange for an initial payment of $10 million made on February 4, 1997, the Company acquired from Golden West Broadcasters, a California corporation ("Golden West"), an option to purchase all of the assets used or held for use in connection with the operation of radio station KSCA-FM, which serves the Los Angeles market (Option Agreement). The Company borrowed the $10 million under its credit agreement. The option is exercisable upon the death of Gene Autry. The option has an initial term which expires on December 30, 1997, however the term may be renewed for additional one year terms provided the Company pays to Golden West an additional $3 million on or before the expiration date for the one-year option period then in effect. If the sale of the KSCA assets is not consummated, Golden West is obligated to refund to the Company a portion of the option payments only under certain circumstances. If the purchase of the KSCA assets is completed, the option payments will be credited against the purchase price. If the option is exercised, the purchase price for the KSCA assets will be the greater of (a) $112.5 million, or (b) the sum of (I) $105 million, plus (ii) an amount equal to $13,698.63 per day during the term of the time brokerage agreement for KSCA to which the Company is a party. The Company commenced programming KSCA under such time brokerage agreement on February 5, 1997.

         SECONDARY PUBLIC OFFERING

         On February 10, 1997, the Company completed its secondary public stock offering selling an additional 4,830,000 shares of its Class A Common Stock for $36.80 per share, after underwriters discount. The net proceeds of the offering were approximately $177.2 million, $142.5 million of which were used to repay the entire outstanding principal balance under the Company's credit agreement. The balance of the proceeds will be used to repay long-term debt of Tichenor, if the Tichenor merger is consummated. The Tichenor merger is scheduled to close mid February, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996 TO THREE MONTHS ENDED DECEMBER 31, 1995

         On September 9, 1996, the Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by the Company's wholly owned subsidiary Spanish Coast-to-Coast, Ltd., d.b.a. Cadena Radio Cento (CRC) effective August 5, 1996. Consequently, the accompanying condensed consolidated statement of income for the quarter ended December 31, 1995 reflects the effect of the discontinued operations of CRC.

         On December 1, 1996, the Company and Tichenor entered into a Local Marketing Agreement (LMA) whereby Tichenor commenced programming radio station WLXX-AM in Chicago, owned by the Company. This LMA will be terminated upon the consummation of the merger with Tichenor.

         Net revenues increased by $851,000, or 4.9%, to $18.3 million in the quarter ended December 31, 1996 from $17.5 million in the same quarter of 1995. Operating expenses decreased by $294,000, or 2.2%, to $13.2 million in the three months ended December 31, 1996 from $13.6 million in the same period of 1995. Operating expenses decreased during the quarter ended December 31, 1996 as compared to the same period of 1995 due primarily to a decrease in promotional expenses.

         Interest expense, net of interest income, increased by $499,000, or 21.3%, to $2.8 million in the three months ended December 31, 1996 from $2.3 million in the same period of 1995 primarily as a result of increased borrowings of $37.9 million, or 38.8%, over the same period of the prior year. The increase in interest expense was offset in part by a lower average interest rate during the quarter ended December 31, 1996 as compared to the same quarter of 1995.

         Net income increased by $1.2 million, or 140.5%, to $2.1 million in the quarter ended December 31, 1996 as compared to net income of $858,000 in the same quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the quarter ended December 31, 1996 was $2.6 million as compared to $758,000 for the same period in 1995. Generally, capital expenditures are financed from cash generated from operations and long-term borrowings. As of December 31, 1996, the Company had $133 million outstanding under its $155 million credit agreement. On February 12, 1997, the entire outstanding balance under the credit agreement of $142.5 million was repaid with proceeds from the Company's secondary public offering (Note 6). Borrowings under the credit agreement bear interest at varying rates based on quoted market prices.

         On January 21, 1997, the Company received a commitment letter from new lenders to obtain a new credit facility totaling $300 million. The terms of the New Credit Facility are expected to be comparable to the existing credit agreement except that principal payments commence in September 1999.
Completion of the New Credit Facility is subject to the closing of the previously announced merger with Tichenor and certain other conditions.

         On February 4, 1997, the Company borrowed $10 million under its credit agreement to fund the payment required by the Option Agreement described in
Note 6. The Option Agreement expires on December 30, 1997 and may be renewed for additional one-year periods upon payment of an additional $3 million. The $10 million payment and any additional $3 million payments will be applied to the purchase price of the assets of KSCA-FM upon consummation.

         On February 10, 1997, the Company completed its secondary public stock offering selling an additional 4,830,000 shares of its Class A Common Stock for $36.80 per share, after underwriters discount. The net proceeds of the offering were approximately $177.2 million, $142.5 million of which was subsequently used to repay the entire outstanding principal balance under the Company's credit agreement. The balance of the proceeds will be used to repay long-term debt of Tichenor, if the Tichenor merger is consummated. The Tichenor merger is scheduled to close mid February, 1997.

         Available cash on hand plus cash provided by operations were sufficient to pay interest due under the credit agreement and fund certain capital expenditures during the quarter ended December 31, 1996. The Company believes it will have sufficient cash flow to finance its operations and satisfy its debt service requirements. The Company regularly reviews potential acquisitions of additional radio stations. Any future acquisitions are expected to be financed through additional borrowings under the New Credit Facility and/or cash provided by operations.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are included herein.

         2.1 Option Agreement, dated as of December 23, 1996, among Clear Channel Radio, Inc. ("Clear Channel"), Golden West Broadcasters ("GWB"), and Gene Autry and Stanley B. Schneider, as co-trustees of the Autry Survivor's Trust, with Exhibits (Schedules omitted) (incorporated by reference to Exhibit
2.5.14 to the Registrant's Registration Statement on Form S-3, as amended (Reg. No. 333-14207)).

         2.2 Time Brokerage Agreement, dated as of December 23, 1996, between GWB and Clear Channel (Exhibits omitted) (incorporated by reference to Exhibit 2.5.15) to the Registrant's Registration Statement on Form S-3, as amended (Reg. No. 333-14207)).

         2.3 Assignment and Assumption Agreement, dated as of January 2, 1997, among the Registrant, Clear Channel and Tichenor Media System, Inc. (incorporated by reference to Exhibit 2.5.16 to the Registrant's Registration Statement on Form S-3, as amended (Reg. No. 333-14207)).

         3.1  Restated Articles of Incorporation (1).

         3.2  Amended and Restated Bylaws of the Registrant (1).

         11   Statement re: Computation of Per Share Earnings

(b)      Reports on Form 8-K

         During the quarter ended December 31, 1996, the Company did not file any reports on Form 8-K.

__________________

         Registrant agrees to furnish supplementally a copy of any omitted schedules or Exhibits to the Commission upon request.

         (1) Incorporated by reference to the identically numbered Exhibit to the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-78370).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February, 1997.

HEFTEL BROADCASTING CORPORATION

By:   /s/ L. Lowry Mays
   -------------------------------
      L. Lowry Mays, President and
      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                                                Date
---------                      -----                                                ----
 /s/ L. Lowry Mays             President, Chief Executive Officer                   February 13, 1997
-----------------------------  and Director
L. Lowry Mays

 /s/ John T. Kendrick          Senior Vice President, Chief Financial Officer       February 13, 1997
-----------------------------    and Assistant Secretary (principal accounting
John T. Kendrick                 officer)