Form 10-Q/A
period 1996-12-31
HEFTEL BROADCASTING CORP
filed 1997-02-26
CIK 922503

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-Q-A

(Mark One)
   / / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                          or

   /X/ Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the Transition period from October 1, 1996 to December 31, 1996
                            Commission file number 0-24516

                            HEFTEL BROADCASTING CORPORATION
                 (Exact name of registrant as specified in its charter)

               Delaware                              99-0113417
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

     100 Crescent Court, Suite 1777                      75201
          Dallas, Texas 75201                          (Zip Code)
 (Address of principal executive offices)

     Registrant's telephone number, including area code: (214) 855-8882

                  6767 West Tropicana Avenue, Suite 102
                          Las Vegas, Nevada 89103
              (former address, if changed from last report)
                            September 30, 1996
          (former fiscal year end, if changed from last report)

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

                            Yes /X/           No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class                                      Outstanding at February 13, 1997
-----                                      --------------------------------
Class A Common Stock, $.001 Par Value      16,377,731 shares
Class B Common Stock, $.001 Par Value      None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HEFTEL BROADCASTING CORPORATION
                                  (Registrant)


                                  By:  /s/ Jeffrey T. Hinson
                                       ----------------------------
                                  Name:    Jeffrey T. Hinson
                                  Title:   Chief Financial Officer

Date: February 25, 1997