Form 10-Q
period 1997-03-31
HEFTEL BROADCASTING CORP
filed 1997-05-14
CIK 922503

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[x]  Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended March 31, 1997

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
           For the Transition period from                          to

                         Commission file number 0-24516

                         HEFTEL BROADCASTING CORPORATION
              (Exact name of registrant as specified in its charter)

                         Delaware                          99-0113417
              (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization)          Identification No.)

              100 Crescent Court, Suite 1777                 75201
                       Dallas, Texas                      (Zip Code)
         (Address of principal executive offices)

       Registrant's telephone number, including area code:  (214) 855-8882

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x]          No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class                                              Outstanding at May 14, 1997
-----                                              ---------------------------

Class A Common Stock, $.001 Par Value                      14,989,374
Class B Non-Voting Common Stock, $.001 Par Value            7,078,235

                        HEFTEL BROADCASTING CORPORATION

                                March 31, 1997

                                     INDEX

PART I.      FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets (Unaudited) as of
        March 31, 1997 and December 31, 1996.   .   .   .   .   .   .   .   . 2

        Condensed Consolidated Statements of Operations (Unaudited) for the
        Three Months Ended March 31, 1997 and 1996.   .   .   .   .   .   .   3

        Condensed Consolidated Statements of Cash Flows (Unaudited)
        for the Three Months Ended March 31, 1997 and 1996.   .   .   .   .   4

        Notes to Condensed Consolidated Financial Statements (Unaudited)  .   5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations  .   .   .   .   .   .   .   .   .   .   .  .   8

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings  .   .   .   .   .   .   .   .   .   .   .   .  .   9

Item 6. Exhibits and Reports on Form 8-K   .   .   .   .   .   .   .   .  .  10

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HEFTEL BROADCASTING CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              March 31,     December 31,
                                                1997            1996
                                            -------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                  $ 15,475,735    $  4,787,652
  Accounts receivable, net                     23,352,457      16,995,571
  Other current assets                          2,690,125         631,791
                                             ------------    ------------
Total current assets                           41,518,317      22,415,014
Property and equipment, at cost, net           28,796,864      19,666,285
Intangible assets, net                        409,526,862     120,592,334
Other non-current assets                       13,969,523       1,051,462
                                             ------------    ------------
Total assets                                 $493,811,566    $163,725,095
                                             ------------    ------------
                                             ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt          $  1,881,409    $  1,860,237
  Accounts payable and accrued expenses        18,406,057      12,125,922
                                             ------------    ------------
Total current liabilities                      20,287,466      13,986,159
Long-term debt and other obligations, less
 current portion                               48,466,212     135,504,232

Deferred income taxes                          53,296,324          69,000
Stockholders' equity:
  Series A Preferred Stock, cumulative,
   $.001 par value.
  Authorized 5,000,000 shares; no shares
   issued and outstanding                              --              --
  Undesignated series Preferred Stock,
   $.001 par value.
  Authorized 2,400,000 shares; no shares
   issued and outstanding                              --              --
  Class A Common Stock, $.001 par value
  Authorized 50,000,000 and 30,000,000 shares
   at March 31, 1997 and December 31, 1996,
   respectively; issued and outstanding
   14,989,374 and 11,547,731                        14,990         11,548
  Class B Common Stock, $.001 par value.
  Authorized 50,000,000 and 7,000,000 shares
   at March 31, 1997 and December 31, 1996,
   respectively; issued and outstanding
   7,078,235 in 1997                                 7,078             --

  Additional paid-in capital                   459,597,506    102,578,149
  Accumulated deficit                          (87,858,010)   (88,423,993)
                                              ------------   ------------
  Total stockholders' equity                   371,761,564     14,165,704
                                              ------------   ------------
  Total liabilities and stockholders'
   equity                                     $493,811,566   $163,725,095
                                              ------------   ------------
                                              ------------   ------------


           See notes to condensed consolidated financial statements.

                        HEFTEL BROADCASTING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1997           1996
                                               -----------     -----------
Net broadcasting revenue                       $23,029,373     $15,695,750
Station operating expenses                      16,443,806      10,948,101
                                               -----------     -----------
Station operating income before depreciation,
  amortization and corporate expenses            6,585,567       4,747,649
Depreciation and amortization                    2,918,308       1,143,486
Corporate expenses                                 994,856       1,445,096
                                               -----------     -----------
Operating income                                 2,672,403       2,159,067

Other expense:
  Interest expense, net                          1,607,793       2,392,274
  Other expense, net                               121,305          74,652
                                               -----------     -----------
                                                 1,729,098       2,466,926
                                               -----------     -----------
Income (loss) before provision for
  income taxes                                     943,305        (307,859)
Provision for income taxes                         377,322              --
                                               -----------     -----------
Income (loss) from continuing operations           565,983        (307,859)

Loss on discontinued operations - CRC                   --        (663,798)
                                               -----------     -----------

Net income (loss)                               $  565,983      $ (971,657)
                                               -----------     -----------
                                               -----------     -----------
Income (loss) per common and common equivalent
 share:
  Continuing operations                         $     0.03      $    (0.03)
  Discontinued operations                                            (0.07)
                                               -----------     -----------
  Net income (loss)                             $     0.03      $    (0.10)
                                               -----------     -----------
                                               -----------     -----------
Weighted average common
  shares outstanding                            17,142,266      10,103,324
                                               -----------     -----------
                                               -----------     -----------

           See notes to condensed consolidated financial statements.

                         HEFTEL BROADCASTING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1997           1996
                                                   -----------     -----------
Cash flows from operating activities:
  Net income (loss)                               $     565,983   $   (971,657)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Provision for bad debts                              794,396        139,517
   Depreciation and amortization                      2,918,308      1,143,486
   Other                                                239,031        169,662
   Changes in operating assets and liabilities        1,713,317       (427,431)
                                                  -------------   ------------
   Net cash provided by operating activities          6,231,035         53,577
                                                  -------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment                  (803,442)    (5,910,888)
  Increase in intangible assets                        (903,594)         --
  Increase in non-current assets                     (9,322,937)         --
  Payments relating to business acquisitions         (1,402,737)   (15,965,782)
                                                  -------------   ------------
   Net cash used in investing activities            (12,432,710)   (21,876,670)
                                                  -------------   ------------
Cash flows from financing activities:
  Borrowings on long-term obligations                56,038,990     28,459,267
  Payment of debt issue cost                         (1,200,000)    (5,157,833)
  Payment of amounts owed to officers and
   stockholders                                           --          (376,319)
  Repayment of long-term debt                      (215,079,889)      (199,089)
  Net proceeds from issuance of common stock        177,085,075          --
  Other                                                  45,582        (26,850)
                                                  -------------   ------------
   Net cash provided by financing activities         16,889,758     22,699,176
                                                  -------------   ------------
Net increase in cash and cash equivalents            10,688,083        876,083
Cash and cash equivalents at beginning of period      4,787,652      3,416,396
                                                  -------------   ------------
Cash and cash equivalents at end of period        $  15,475,735   $  4,292,479
                                                  -------------   ------------
                                                  -------------   ------------

           See notes to condensed consolidated financial statements.

                  HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                   MARCH 31, 1997

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Heftel Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in Heftel Broadcasting Corporation's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996.

     On February 19, 1997, the Board of Directors of the Company voted to change the Company's fiscal year from September 30 to December 31. The Form 10-Q for the quarterly period ended December 31, 1996 covers the three-month transition period.

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

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures. Basic EPS is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for
year-end 1997; earlier application is not permitted.   After adoption, all
prior period EPS data presented shall be restated to conform with SFAS 128. The Company does not expect that the basic and diluted EPS measured under SFAS 128 will be materially different from the current presentation of primary and fully-diluted EPS measured under APB No. 15.

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996. The Company does not expect the statement to result in any substantive change in its financial statements.

2. ACQUISITIONS

     In exchange for an initial payment of $10 million made on February 4, 1997, the Company has acquired from Golden West Broadcasters, a California corporation ("Golden West") an option to purchase all of the assets used or held for use in connection with the operation of radio station KSCA-FM, which serves the Los Angeles market. The option is exercisable upon the death of Gene Autry. The option has an initial term which expires on December 30, 1997, however, the term may be renewed for additional one-year terms provided the Company pays Golden West an additional $3 million on or before the expiration date for the one-year option period then in effect. If the sale of the KSCA-FM assets is not consummated, Golden West is only obligated to refund to the Company a portion of the option payments under certain circumstances. If the purchase of the assets is completed, the option payments will be credited against the purchase price. If the option is exercised, the purchase price for the KSCA-FM assets will be the greater of (a) $112.5 million, or (b) the sum of
(i) $105 million, plus (ii) an amount equal to $13,699 per day during the term of the time brokerage agreement for KSCA-FM to which the Company is a party, which daily amount is subject to reduction if the Company is unable to broadcast its programming on KSCA-FM under the agreement. The Company commenced programming KSCA-FM under a time brokerage agreement on February 5, 1997.

         On February 14, 1997, the Company completed its acquisition of Tichenor Media System, Inc. ("Tichenor"), a national radio broadcasting company engaged in the business of acquiring, developing and programming Spanish language radio stations. The acquisition was effected through the merger of a wholly owned subsidiary of the Company with and into Tichenor (the "Merger"). Under the terms of the Amended and Restated Agreement and Plan of Merger by and among Clear Channel Communications, Inc. ("Clear Channel") and Tichenor dated October 10, 1996 (the "Merger Agreement") (which agreement was assigned to the Company by Clear Channel), Tichenor shareholders received (a) 7.8261 shares of Heftel Class A Common Stock, par value $.001 per share ("Heftel Common Stock"), in exchange for each share of Tichenor Common Stock and (b) 4.3478 shares of Heftel Common Stock in exchange for each share of Tichenor Junior Preferred Stock. In addition, the holders of Tichenor 14% Senior Redeemable Cumulative Preferred Stock ("Tichenor Senior Preferred") received $1,000 per share plus accrued and unpaid dividends through December 31, 1995 for each share of Tichenor Senior Preferred.

         The transaction value of the Merger of approximately $256.5 million is calculated as the sum of (a) the fair value of the Tichenor stock ($181.1 million), (b) the outstanding Tichenor Senior Preferred ($3.4 million), and
(c) Tichenor's long-term debt ($72.0 million). The fair value of the Tichenor stock is calculated as the sum of (a) the issuance of 5,689,878 shares of Heftel Common Stock issued in the Merger with an aggregate value of $180.6 million based on a closing price of $31.75 per share on July 9, 1996 (the day the Merger was announced), and (b) the direct costs related to the Merger. The direct costs related to the Merger were funded from the working capital of the Company. The Tichenor Senior Preferred and long-term debt were retired at the date of the Merger using a portion of the proceeds from the Company's recently completed secondary public stock offering (the "Offering") plus borrowings under a new credit agreement.

         The Merger was accounted for using the purchase method of accounting. The purchase price allocation is preliminary and is subject to change upon final determination of the value of the assets acquired and liabilities assumed. The preliminary purchase price allocation is as follows:

    Current assets                                          $  15,798,808
    Property and equipment                                      9,078,960
    Intangible assets                                         290,197,419
    Other non-current assets                                    2,977,099
    Current liabilities                                        (8,411,330)
    Long-term debt and other non-current liabilities         (128,540,956)
                                                            -------------
                                                            $ 181,100,000
                                                            -------------
                                                            -------------

     Intangible assets are comprised primarily of broadcast licenses and goodwill, which are being amortized over 40 years.

     Pro forma financial information for the three months ended March 31, 1997 and 1996, as though the Merger had occurred at the beginning of 1997 and 1996, is as follows:

                                           Three Months Ended March 31,
                                           ----------------------------
                                              1997              1996
                                           -----------      -----------
     Net revenues                          $27,647,841      $25,360,956
     Operating income                      $ 1,315,833      $   766,736
     Net loss                              $(2,051,777)     $(2,268,006)
     Net loss per common share             $     (0.10)     $     (0.14)

     The pro forma financial information does not purport to represent what the Company's results of operations actually would have been had the Merger occurred at the dates specified, or to project the Company's results of operations for any future period.

     The Company exercised its option to purchase the assets of KLTO-FM (formerly KMPQ-FM) in Rosenberg - Richmond (Houston), Texas on March 28, 1997. The Company has operated KLTO-FM under a time brokerage agreement since 1994. The purchase price of $3,080,000 is subject to increase upon certain conditions. Consummation of the acquisition is subject to approval from the Federal Communications Commission ("FCC").

3.  RECLASSIFICATIONS/DISCONTINUED OPERATIONS

     On September 9, 1996, the Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by the Company's wholly owned subsidiary Spanish Coast-to-Coast Ltd., d.b.a. Cadena Radio Centro ("CRC") effective August 5, 1996. Consequently, the accompanying condensed consolidated statement of operations for the three-month period ended March 31, 1996 reflects the results of CRC as a discontinued operation.

4.  LONG-TERM DEBT

     On February 10, 1997, the Company repaid $142.5 million outstanding under an existing $155 million credit facility with a portion of the proceeds from the Offering.

     On February 14, 1997, the Company entered into a new $300 million credit facility (the "Credit Facility"), replacing the existing credit facility.
The Company used advances under the Credit Facility and a portion of the proceeds from the Offering to retire the outstanding debt and senior preferred stock of Tichenor assumed on the date of the Merger. At March 31, 1997, the Company had drawn $46 million under the Credit Facility. The Company's ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's material subsidiaries.

     Borrowings under the Credit Facility bear interest at a rate based, at the option of the Company, on the prime rate or Eurodollar rate, plus an incremental rate. The interest rate on the borrowings outstanding under the Credit Facility at March 31, 1997 was approximately 6.00%. Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending March 31, 2004. The facility matures on March 14, 2004.

5.  STOCKHOLDERS' EQUITY

     On February 10, 1997, the Company completed the Offering selling 4,830,000 shares of its Class A Common Stock for $36.80 per share, after underwriters' discount. The net proceeds of the Offering were approximately $177.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996.

     As discussed below, the financial condition and results of operations for these two periods are not comparable. During the quarter ended March 31, 1997, the Company completed the Merger and undertook the start-up of KSCA-FM, a radio station serving the Los Angeles market. A start-up station involves converting an English language formatted station to a Spanish language format, resulting in a substantial turnover in audience listening and advertisers. In addition to KSCA-FM, the Company operated three start-up stations during the first quarter of 1997 (WPAT-AM serving the New York market, KRTX-FM serving the Houston market and KSOL/KZOL-FM serving the San Francisco market). The operations of the radio network, CRC, were discontinued effective August 5, 1996. Accordingly, the accompanying condensed statement of operations reflects CRC as a discontinued operation for the three months ended March 31, 1996. During the first quarter of 1997, the Company completed the Offering and the Credit Facility. As a result, the Company's financial position was substantially improved during the quarter ended March 31, 1997, resulting in lower outstanding debt and interest expense over the comparable period of 1996.

     Net broadcast revenues increased by $7.3 million or 47% to $23.0 million in the three months ended March 31, 1997 from $15.7 million in the same quarter of 1996. Station operating expenses increased by $5.5 million or 50% to $16.4 million in the three months ended March 31, 1997 from $10.9 million in the same period of 1996. As a result, station operating income before corporate expenses, depreciation, and amortization increased by $1.8 million or 39% to $6.6 million in the first quarter of 1997 compared to $4.8 million in the same period of 1996. Net revenues increased due to the Merger, the Company's start-up stations, and positive same-station revenue growth. Station operating expenses increased due to the Merger, operating losses associated with the previously mentioned start-up stations, and higher bad debt expense primarily associated with a specific customer situation. Corporate expenses decreased 31% to $994,856 due primarily to lower staffing costs of the newly-merged company compared to corporate expenses incurred in the first quarter of 1996. Depreciation and amortization increased due to completed station acquisitions, capital expenditures in prior periods, and the additional amortization of intangible assets associated with the Merger.

     Interest expense, net of interest income, decreased by $784,000 or 32% to $1.6 million in the three months ended March 31, 1997 from $2.4 million in the same period of 1996. The reduction in interest expense was primarily the result of lower borrowing rates and a substantial repayment of debt in February 1997, associated with the application of approximately $177 million of proceeds from the Offering towards existing Company debt, Tichenor related debt and the Tichenor Senior Preferred assumed in connection with the Merger.

     For the three months ended March 31, 1997, the Company's net income totaled $565,983 compared to a net loss of $971,657 in the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the quarter ended March 31, 1997 was $6.2 million as compared to $0.05 million for the same period of 1996. Capital expenditures are financed primarily from cash generated from operations. Acquisitions are financed primarily with long-term borrowings.
On February 12, 1997, the entire balance outstanding under the Company's then existing credit agreement of $142.5 million was repaid with the proceeds from the Offering. On February 14, 1997, the Company entered into the Credit Facility. Also on February 14, 1997, the Company borrowed $46 million under the Credit Facility and used a substantial portion of the remaining proceeds from the Offering to repay approximately $72 million of Tichenor related debt and the Tichenor Senior Preferred assumed in connection with the Merger.

     Available cash on hand plus cash flow provided by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund capital expenditures. The Company believes it will have sufficient cash on hand, cash provided by operations and borrowing capacity to finance its operations and satisfy its debt service requirements. The Company regularly reviews potential acquisitions. The Company intends to finance acquisitions primarily through additional borrowings under the Credit Facility and/or from cash provided by operations.

FORWARD LOOKING STATEMENTS

     When used in the preceding and following discussion, the words "believes," "intends," "expects," "anticipates" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, industrywide market factors and regulatory developments affecting the Company's operations, acquisitions and dispositions of broadcast properties described elsewhere herein, the financial performance of start-up stations, and efforts by the new management to integrate its operating philosophies and practices at the station level.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in various claims and lawsuits which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    Exhibit
      No.                Description of Exhibit
      ---                ----------------------

     10.1 Time Brokerage Agreement, dated as of February 3, 1997, by and between Tichenor Media System, Inc. and Heart Unlimited Company.

     10.2 Option Agreement, dated February 3, 1997, by and between Tichenor Media System, Inc. and Heart Unlimited Company.

     10.3 Asset Purchase Agreement, dated March 28, 1997, by and among Roy E. Henderson and Fort Bend Broadcasting Company, Inc. and Tichenor Media System, Inc.

     27         Financial Data Schedule

(b)  Reports on Form 8-K

     A report on Form 8-K dated February 19, 1997, was filed by the Company with the Securities and Exchange Commission on February 25, 1997 regarding the Company's change in independent auditors and the change in the Company's fiscal year end.

     A report on Form 8-K dated February 14, 1997, was filed by the Company with the Securities and Exchange Commission on March 3, 1997 regarding the consummation of the Merger.

     A report on Form 8-K/A dated February 14, 1997, was filed by the Company with the Securities and Exchange Commission on March 25, 1997. It reported under Item 2 amended information regarding the Company's acquisition of Tichenor on February 14, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Heftel Broadcasting Corporation
                                       -------------------------------
                                                 (Registrant)
                                          /s/ Jeffrey T. Hinson
                                       -------------------------------
                                              Jeffrey T. Hinson
                                              Senior Vice President/
                                              Chief Financial Officer
Dated:   May 14, 1997

                                     INDEX

    Exhibit
      No.                Description of Exhibit
      ---                ----------------------

     10.1 Time Brokerage Agreement, dated as of February 3, 1997, by and between Tichenor Media System, Inc. and Heart Unlimited Company.

     10.2 Option Agreement, dated February 3, 1997, by and between Tichenor Media System, Inc. and Heart Unlimited Company.

     10.3 Asset Purchase Agreement, dated March 28, 1997, by and among Roy E. Henderson and Fort Bend Broadcasting Company, Inc. and Tichenor Media System, Inc.

     27         Financial Data Schedule