Form 10-Q
period 1997-06-30
HEFTEL BROADCASTING CORP
filed 1997-08-14
CIK 922503

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [x] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                         or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the Transition period from              to
                                           ------------    ------------

                         Commission file number 0-24516



                         HEFTEL BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                  99-0113417
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

    100 Crescent Court, Suite 1777                           75201
             Dallas, Texas                                (Zip Code)
(Address of principal executive offices)

    Registrant's telephone number, including area code:  (214) 855-8882


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class                                             Outstanding at August 14, 1997
-----                                             ------------------------------
Class A Common Stock, $.001 Par Value                       14,989,374
Class B Non-Voting Common Stock, $.001 Par Value             7,078,235

                         HEFTEL BROADCASTING CORPORATION

                                  June 30, 1997

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited) as of
          June 30, 1997 and December 31, 1996 .................................  2

          Condensed Consolidated Statements of Operations (Unaudited) for the
          Three Months Ended June 30, 1997 and 1996 and the Six Months Ended
          June 30, 1997 and 1996 ..............................................  3

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 1997 and 1996. ....................  4

          Notes to Condensed Consolidated Financial Statements (Unaudited) ....  5


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. ..............................................  8


PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings ................................................... 11

Item 4.   Submission of Matters to a Vote of Security Holders ................. 11

Item 6.   Exhibits and Reports on Form 8-K .................................... 12

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        HEFTEL BROADCASTING CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                           June 30,       December 31,
                                                             1997            1996
                                                       -------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                           $  11,866,085    $   4,787,652
   Accounts receivable, net                               28,984,808       16,995,571
   Other current assets                                    1,675,411          631,791
                                                       -------------     ------------
Total current assets                                      42,526,304       22,415,014

Property and equipment, at cost, net                      29,233,283       19,666,285

Intangible assets, net                                   392,323,991      120,592,334

Other non-current assets                                  14,822,939        1,051,462
                                                       -------------     ------------
Total assets                                           $ 478,906,517    $ 163,725,095
                                                       -------------     ------------
                                                       -------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                   $     369,373    $   1,860,237
   Accounts payable and accrued expenses                  21,494,191       12,125,922
                                                       -------------     ------------
Total current liabilities                                 21,863,564       13,986,159

Long-term debt and other obligations, less current
portion                                                   38,453,917      135,504,232

Deferred income taxes                                     39,016,739           69,000

Stockholders' equity:
   Series A Preferred Stock, cumulative, $.001 par
    value
      Authorized 5,000,000 shares; no shares issued and
      outstanding                                                  -                -
   Class A Common Stock, $.001 par value
      Authorized 50,000,000 and 30,000,000 shares at
      June 30, 1997 and December 31, 1996, respectively;
      issued and outstanding 14,989,374 and 11,547,731        14,990           11,548
   Class B Common Stock, $.001 par value
      Authorized 50,000,000 and 70,000,000 shares at
      June 30, 1997 and December 31, 1996, respectively;
      issued and outstanding 7,078,235 in 1997                 7,078                -

      Additional paid-in capital                         459,706,875      102,578,149
      Accumulated deficit                                (80,156,646)     (88,423,993)
                                                       -------------     ------------
      Total stockholders' equity                         379,572,297       14,165,704
                                                       -------------     ------------
Total liabilities and stockholders' equity             $ 478,906,517    $ 163,725,095
                                                       -------------     ------------
                                                       -------------     ------------

           See notes to condensed consolidated financial statements.

                         HEFTEL BROADCASTING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended             Six Months Ended
                                                              June 30,                     June 30,
                                                    -----------   ------------    -----------    -----------

                                                        1997           1996           1997           1996
                                                    -----------   ------------    -----------    -----------
Net revenues                                        $37,980,889   $ 19,900,061    $61,010,262    $35,595,811
Station operating expenses                           22,941,668     13,068,986     39,385,474     24,017,087
                                                    -----------   ------------    -----------    -----------
Station operating income before depreciation,
 amortization and corporate expenses                 15,039,221      6,831,075     21,624,788     11,578,724
Depreciation and amortization                         3,961,786      1,538,765      6,880,094      2,682,251
Corporate expenses                                    1,325,017      1,335,592      2,319,873      2,780,688
                                                    -----------   ------------    -----------    -----------
Operating income                                      9,752,418      3,956,718     12,424,821      6,115,785

Other expense:
   Interest expense, net                                784,741      3,201,298      2,392,534      5,593,572
   Restructuring charges                                      -        923,603              -        923,603
   Other expense, net                                    12,602        194,259        133,907        268,911
                                                    -----------   ------------    -----------    -----------
                                                        797,343      4,319,160      2,526,441      6,786,086
                                                    -----------   ------------    -----------    -----------
Income (loss) before provision for income taxes       8,955,075       (362,442)     9,898,380       (670,301)

Provision for income taxes                            1,253,711              -      1,631,033              -
                                                    -----------   ------------    -----------    -----------
Income (loss) from continuing operations              7,701,364       (362,442)     8,267,347       (670,301)

Loss on discontinued operations - CRC                         -        500,326              -      1,164,124
                                                    -----------   ------------    -----------    -----------

Net income (loss)                                   $ 7,701,364   $   (862,768)   $ 8,267,347    $(1,834,425)
                                                    -----------   ------------    -----------    -----------
                                                    -----------   ------------    -----------    -----------

Income (loss) per common and common equivalent share:

   Continuing operations                            $      0.35   $      (0.04)   $      0.42    $     (0.07)
   Discontinued operations                                    -          (0.05)             -          (0.11)
                                                    -----------   ------------    -----------    -----------
   Net income (loss)                                $      0.35   $      (0.09)   $      0.42    $     (0.18)
                                                    -----------   ------------    -----------    -----------
                                                    -----------   ------------    -----------    -----------

Weighted average common shares outstanding           22,095,703     10,143,397     19,618,985     10,123,361
                                                    -----------   ------------    -----------    -----------
                                                    -----------   ------------    -----------    -----------

         See notes to condensed consolidated financial statements.

                         HEFTEL BROADCASTING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Six Months Ended
                                                              June 30,
                                                    ----------------------------
                                                         1997           1996
                                                    ------------    ------------

Cash flows from operating activities:
  Net income (loss)                                 $  8,267,347    $(1,834,425)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Provision for bad debts                           1,862,196        750,602
     Depreciation and amortization                     6,880,094      2,823,143
     Other                                               710,548        409,463
     Changes in operating assets and liabilities      (1,147,826)    (2,231,754)
                                                    ------------    ------------
     Net cash provided by (used in) operating
      activities                                      16,572,359        (82,971)
                                                    ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                 (2,178,596)    (2,899,388)
  Increase in intangible assets                         (903,594)             -
  Increase in non-current assets                     (10,345,016)             -
  Payments relating to business acquisitions          (1,402,737)   (19,425,050)
                                                    ------------    ------------
     Net cash used in investing activities           (14,829,943)   (22,324,438)
                                                    ------------    ------------

Cash flows from financing activities:
  Borrowings on long-term obligations                 56,038,990     28,459,267
  Payment of debt issue cost                          (1,200,000)    (5,199,877)
  Payment of amounts owed to officers
   and stockholders                                            -       (559,685)
  Repayment of long-term debt                       (226,643,234)      (287,510)
  Net proceeds from issuance of common stock         177,085,075
  Proceeds from exercise of stock options and
   warrants                                                             512,782
  Other                                                   55,186        (33,563)
                                                    ------------    ------------
     Net cash provided by financing activities         5,336,017     22,891,414
                                                    ------------    ------------

Net increase in cash and cash equivalents              7,078,433        484,005
Cash and cash equivalents at beginning of period       4,787,652      3,416,396
                                                    ------------    ------------
Cash and cash equivalents at end of period          $ 11,866,085    $ 3,900,401
                                                    ------------    ------------
                                                    ------------    ------------

            See notes to condensed consolidated financial statements.

                        HEFTEL BROADCASTING CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 1997

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Heftel Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in Heftel Broadcasting Corporation's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996.

     On February 19, 1997, the Board of Directors of the Company voted to change the Company's fiscal year from September 30 to December 31. The Form 10-Q for the quarterly period ended December 31, 1996 covers the three-month transition period.

     Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares (if dilutive) outstanding during each period. For purposes of this computation, cumulative preferred stock dividends, if any, are deducted from net income during each period in which preferred stock is outstanding, whether or not preferred stock dividends have been declared or paid during these periods.

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures. Basic EPS is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities (such as stock options) into common stock. SFAS 128 is required to be adopted for
year-end 1997; earlier application is not permitted.   After adoption, all
prior period EPS data presented shall be restated to conform with SFAS 128. The Company does not expect that the basic and diluted EPS measured under SFAS 128 will be materially different from the current presentation of primary and fully-diluted EPS measured under APB No. 15.

     Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996. The Company does not expect the statement to result in any substantive change in its financial statements.

2. ACQUISITIONS AND DISPOSITIONS

     In exchange for an initial payment of $10 million made on February 4, 1997, the Company has acquired from Golden West Broadcasters, a California corporation ("Golden West"), an option to purchase all of the assets used or held for use in connection with the operation of radio station KSCA-FM, which serves the Los Angeles market. The option is exercisable upon the death of Gene Autry. The option has an initial term which expires on December 30, 1997, however, the term may be renewed for additional one-year terms provided the Company pays Golden West an additional $3 million on or before the expiration date for the one-year option period then in effect. If the sale of the KSCA-FM assets is not consummated, Golden West is only obligated to refund to the Company a portion of the option payments under certain circumstances. If the purchase of the assets is completed, the option payments will be credited against the purchase price. If the option is exercised, the purchase price for the KSCA-FM assets will be the greater of
(a) $112.5 million, or (b) the sum of (i) $105 million, plus (ii) an amount equal to $13,699 per day during the term of the time brokerage agreement for KSCA-FM to which the Company is a party, which daily amount is subject to reduction if the Company is unable to broadcast its programming on KSCA-FM under the agreement. The Company commenced programming KSCA-FM under a time brokerage agreement on February 5, 1997.

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

     The Merger was accounted for using the purchase method of accounting. The purchase price allocation is preliminary and is subject to change upon final determination of the value of the assets acquired and liabilities assumed. The preliminary purchase price allocation is as follows:

            Current assets                    $ 15,718,094
            Property and equipment               9,082,066
            Intangible assets                  276,591,189
            Other non-current assets             2,428,975
            Current liabilities                (83,772,585)
            Non-current liabilities            (38,947,739)
                                              -------------
                                              $181,100,000
                                              -------------
                                              -------------

     Intangible assets are comprised primarily of broadcast licenses and goodwill, which are being amortized over 40 years.

     During the second quarter of 1997, the Company completed its federal income tax return for the tax year ended September 30, 1996. As a result, the Company has recognized additional net operating losses and revised the purchase price allocation. Goodwill and deferred income taxes have been reduced by approximately $14,280,000.

     Pro forma financial information for the three and six months ended June 30, 1997 and 1996, as though the Merger had occurred at the beginning of 1997 and 1996, is as follows (dollars in thousands, except per share data):

                        Three Months Ended June 30,  Six Months Ended June 30,
                        ---------------------------  -------------------------

                             1997        1996             1997       1996
                           --------    -------          -------    -------
   Net revenues            $37, 981    $32,169          $65,447    $56,822
   Operating income        $  9,752    $ 5,104          $11,775    $ 6,529
   Net income (loss)       $  7,701    $(1,087)         $ 5,894    $(3,355)
   Net loss per common
    share                  $   0.35    $ (0.07)         $  0.28    $ (0.21)

     The pro forma financial information does not purport to represent what the Company's results of operations actually would have been had the Merger occurred at the dates specified, or to project the Company's results of operations for any future period.

     The Company exercised its option to purchase the assets of KLTO-FM (formerly KMPQ-FM) in Rosenberg - Richmond (Houston), Texas on March 28, 1997. The Company has operated KLTO-FM under a time brokerage agreement since 1994. The purchase price of $3,080,000 is subject to increase upon certain conditions. The acquisition has been approved by the Federal Communications Commission ("FCC") and is expected to close in August 1997.

     On May 1, 1997, the Company entered into an agreement to sell the assets of KINF-AM (the "Station") which is licensed to Denton, Texas. The sales price is $650,000, which approximates the book value of the assets. The Station is operating under a Time Brokerage Agreement until the closing date. The sale has been approved by the FCC and is expected to close in August 1997.

3.   RECLASSIFICATIONS / DISCONTINUED OPERATIONS

     The Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by the Company's wholly owned subsidiary Spanish Coast-to-Coast Ltd., dba Cadena Radio Centro ("CRC") effective August 5, 1996. Consequently, the accompanying condensed consolidated statements of operations for the three and six-month periods ended June 30, 1996 reflect the results of CRC as a discontinued operation.

4.   LONG-TERM DEBT

     On February 12, 1997, the Company repaid borrowings of $142.5 million outstanding under an existing $155 million credit facility with a portion of the proceeds from the Offering.

     On February 14, 1997, the Company entered into a new $300 million credit facility (the "Credit Facility"), replacing the existing credit facility.
The Company used advances under the Credit Facility and a portion of the proceeds from the Offering to retire the outstanding debt and senior preferred stock of Tichenor assumed on the date of the Merger. At June 30, 1997, the Company had drawn $36 million under the Credit Facility. The Company's ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's material subsidiaries.

     Borrowings under the Credit Facility bear interest at a rate based, at the option of the Company, on the prime rate or Eurodollar rate, plus an incremental rate. The interest rate on the borrowings outstanding under the Credit Facility at June 30, 1997 was approximately 6.06%. Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending December 31, 2004.

5. STOCKHOLDERS' EQUITY

     On February 10, 1997, the Company completed the Offering selling 4,830,000 shares of its Class A Common Stock for $36.80 per share, after underwriters' discount. The net proceeds of the Offering were approximately $177.1 million.

6. LONG-TERM INCENTIVE PLAN

     On May 21, 1997, the stockholders of the Company approved the Heftel Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan").
The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) five percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has granted incentive and non-qualified stock options for 370,500 shares of Class A Common Stock to directors and key employees. The exercise price ranges from $47.00 to $49.38 per share and was equal to the fair market value of the Class A Common Stock on the date such options were granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are gross revenues (net of agency commissions) and operating expenses (excluding depreciation and amortization and corporate general and administrative expense). The primary source of revenues is the sale of broadcasting time for advertising. The Company's most significant operating expenses for purposes of the computation of broadcast cash flow are employee salaries and commissions, programming expenses, engineering, and advertising and promotion expenses.

     Data on broadcast cash flow, although not calculated in accordance with generally accepted accounting principles, is widely used in the broadcast industry as a measure of a company's operating performance. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow does not take into account the Company's debt service requirements and other commitments and, accordingly, broadcast cash flow is not necessarily indicative of amounts that may be available for dividends, reinvestment in the Company's business or other discretionary uses.

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1997 TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

     The results of operations for the three and six months ended June 30, 1997 are not comparable to results of operations for the same periods in 1996 primarily due to i) the Merger with Tichenor which closed February 14, 1997,
ii) the start-up of new Spanish language radio stations in Los Angeles on February 5, 1997, San Francisco on August 16, 1996, and Houston on June 21, 1996, and iii) the discontinuation of the radio network,

CRC, effective August 5, 1996. Management's discussion and analysis of results of operations for the three and six months ended June 30, 1997, as compared to the comparable periods in 1996, has been presented on a pro forma basis that includes the results of operations of Tichenor for the three and six months ended June 30, 1996 as though the Merger had occurred on January
1, 1996.   The three and six months ended June 30, 1996 pro forma results of operations are not necessarily indicative of what would have occurred had the Merger taken place on January 1, 1996. A start-up station involves converting an English formatted station to a Spanish language format, resulting in a substantial turnover in audience listening and advertisers.
As a result, the pro forma operating performance of start-up stations acquired or operated by the Company do not include the results of operations prior to the acquisition.

     The following table sets forth selected data from the operating results of the Company for the three months and six months ended June 30, 1997 and 1996 on a historical and pro forma basis (in thousands):

                                              For the Quarter Ended June 30,
                               --------------------------------------------------------

                                        Historical                    Pro Forma
                               --------------------------    --------------------------

                                 1997     1996   % Change     1997      1996   % Change
                               -------   ------- --------    -------   ------- --------
Net Revenues                   $37,981   $19,900   90.9%     $37,981   $32,169   18.1%

Station Operating Expenses     $22,942   $13,069   75.5%     $22,942   $21,163    8.4%

Broadcast Cash Flow            $15,039   $ 6,831  120.2%     $15,039   $11,006   36.6%

                                          For the Six Months Ended June 30,
                               --------------------------------------------------------

                                         Historical                    Pro Forma
                               --------------------------    --------------------------

                               1997(1)    1996   % Change    1997(1)    1996   % Change
                               -------   ------- --------    -------   ------- --------
Net Revenues                   $61,010   $35,596   71.4%     $65,447   $56,822   15.2%

Station Operating Expenses     $39,385   $24,017   64.0%     $42,805   $39,136    9.4%

Broadcast Cash Flow            $21,625   $11,579   86.8%     $22,642   $17,686   28.0%

     (1) The Merger closed on February 14, 1997. As a result, the historical results exclude results of operations of Tichenor from January 1, 1997 through February 13, 1997.

     Net revenues increased by $18.1 million or 90.9% to $38.0 million in the three months ended June 30, 1997 from $19.9 million in the same quarter of 1996. Net revenues for the six months ended June 30, 1997 increased by $25.4 million, or 71.4% to $61.0 million, compared to $35.6 million for the six months ended June 30, 1996.

     Net revenues increased primarily because of the Merger, the operation of start-up stations during all or part of the three and six months ended June 30, 1997, compared to the same periods in 1996, and same station revenue growth for the three and six months ended June 30, 1997 compared to the same periods in 1996. Had the Merger occurred on January 1, 1996, net revenues for the three and six months ended June 30, 1997 would have increased 18.1% and 15.2% respectively, compared to the same periods in 1996. Excluding barter revenues, net revenues would have increased 22.1% and 19.9% respectively, compared to the same periods in 1996. New management changed the Company's barter policy, resulting in a 43% and 47.5% reduction in barter revenue for the three and six months ended June 30, 1997, compared to the same periods in 1996.

     Station operating expenses increased by $9.9 million or 75.5% to $22.9 million in the three months ended June 30, 1997 from $13.1 million in the same period of 1996. Station operating expenses for the six months ended June 30, 1997 increased by $15.4 million, or 64.0% to $39.4 million, compared to $24.0 million for the six months ended June 30, 1996. Station operating expenses increased due to the Merger, start-up stations, and higher bad debt and promotional expenses. Had the Merger occurred on January 1, 1996, station operating expenses would have increased 8.4% and 9.4%, to $22.9 million and $42.8 million for the three and six months ended June 30, 1997 respectively, compared to the same periods of 1996.

     As a result, operating income before corporate expenses and depreciation and amortization for the three and six months ended June 30, 1997 increased 120.2% and 86.8% to $15.0 million and $21.6 million, respectively, compared to $6.8 million and $11.6 million, respectively, for the three and six months ended June 30, 1996. Had the Merger occurred on January 1, 1996, operating income before corporate expenses and depreciation and amortization would have increased 36.6% and 28.0%, to $15.0 million and $22.6 million respectively, for the three and six months ended June 30, 1997, compared to the same periods of 1996.

     Corporate expenses for the quarter ended June 30, 1997 declined slightly from $1.34 million to $1.33 million for the same quarter of the prior year. Corporate expenses for the six months ended June 30, 1997 decreased 16.6% to $2.3 million compared to $2.8 million for the same period in 1996. The decrease was due to overall lower staffing costs of the newly merged company compared to corporate expenses in the second quarter of 1996 offset in part by additional legal and audit expenses. During the second quarter of 1997, the Company's Las Vegas corporate headquarters was substantially shut down and consolidated into the new headquarters located in Dallas, Texas. Depreciation and amortization for the quarter ended June 30, 1997 increased 157.5% to $4.0 million compared to $1.5 million for the same period in 1996. Depreciation and amortization for the six months ended June 30, 1997 increased 156.5% to $6.9 million compared to $2.7 million for the same period of 1996. The increase in both periods is due to completed station acquisitions and capital expenditures completed in prior periods, and the additional amortization of intangible assets associated with the Merger.

     Interest expense, net of interest income, for the quarter ended June 30, 1997 decreased 75.5% to $0.8 million from $3.2 million in the same period of 1996. Interest expense, net of interest income, for the six months ended June 30, 1997 decreased 57.2% to $2.4 million from $5.6 million in the same period of 1996. The reduction in interest expense was primarily the result of lower borrowing rates, a substantial repayment of debt in February 1997, associated with the application of approximately $177 million of proceeds from the Offering towards existing Company debt, and the repayment of $10 million of debt from cash flow from operations during the first six months of 1997.

     For the three months ended June 30, 1997, the Company's net income totaled $7.7 million compared to a net loss of $0.9 million in the same period of 1996. For the six months ended June 30, 1997, the Company's net income totaled $8.3 million compared to a net loss of $1.8 million in the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1997 was $16.6 million as compared to a decrease of $0.1 million for the same period of 1996. Capital expenditures totaled $2.2 million and $2.9 million for the six months ended June 30, 1997 and 1996, respectively. Capital expenditures are financed primarily from cash generated from operations. Acquisitions are financed primarily with long-term borrowings. On February 12, 1997, the entire balance outstanding under the Company's existing credit agreement of $142.5 million was repaid with the proceeds from the Offering. On February 14, 1997, the Company entered into the Credit Facility. Also on February 14, 1997, the Company borrowed $46.0 million under the Credit Facility and used a substantial portion of the remaining proceeds from the Offering to repay approximately $72.0 million of Tichenor related debt and the Tichenor Senior Preferred assumed in connection with the Merger. During the second quarter, the Company repaid $10.0 million under the Credit Facility and $1.6 million of other Company indebtedness.

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

FORWARD LOOKING STATEMENTS

     Certain statements contained in this report are not based on historical facts, but are forward looking statements that are based on numerous assumptions made as of the date of this report. When used in the preceding and following discussions, the words "believes," "intends," "expects," "anticipates" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, industrywide market factors and regulatory developments affecting the Company's operations, acquisitions and dispositions of broadcast properties described elsewhere herein, the financial performance of start-up stations, and efforts by the new management to integrate its operating philosophies and practices at the station level. This report should be read in conjunction with the Company's Annual Report on Form 10-K. The Company disclaims any obligation to update the forward looking statements in this report.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in various claims and lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders on May 21, 1997, in Dallas, Texas.

(b) The stockholders of the Company voted to re-elect the five directors of the Company as follows:

                                                VOTES
          DIRECTORS                    FOR     AGAINST    WITHHELD
          ---------                    ---     -------    --------

     McHenry T. Tichenor, Jr.      11,746,203     0        1,250
     McHenry T. Tichenor           11,746,203     0        1,250
     Robert W. Hughes              11,746,203     0        1,250
     James M. Raines               11,746,203     0        1,250
     Ernesto Cruz                  11,746,203     0        1,250

   The stockholders of the Company also voted to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1997 as follows:

         FOR       AGAINST      ABSTENTIONS
         ---       -------      -----------

     11,744,565     1,113          1,100

   The stockholders of the Company also voted to ratify the approval of the adoption of the 1997 Heftel Broadcasting Corporation Long-Term Incentive Plan for Executive Officers, Key Employees and Directors of Heftel Broadcasting Corporation, under which options were authorized to purchase up to 5% of the total number of shares of Heftel Broadcasting Corporation Class A Common Stock.

                                                    BROKER
        FOR          AGAINST      ABSTENTIONS      NON-VOTES
        ---          -------      -----------      ---------

     7,719,340      3,457,398        1,002          569,713

   The stockholders of the Company also voted to ratify the approval of the adoption of the 1997 Heftel Broadcasting Corporation Employee Stock Purchase Plan.

                                                    BROKER
        FOR          AGAINST      ABSTENTIONS      NON-VOTES
        ---          -------      -----------      ---------
     11,173,190       3,450         1,100          569,713

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

           Exhibit
              No.         Description of Exhibit
           --------       ----------------------

              27          Financial Data Schedule

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Heftel Broadcasting Corporation
                               ---------------------------------------
                                             (Registrant)


                               /s/ Jeffrey T. Hinson
                               ---------------------------------------
                               Jeffrey T. Hinson
                               Senior Vice President/
                               Chief Financial Officer

Dated:    August 14, 1997

                                     INDEX

   Exhibit
      No.         Description of Exhibit
   --------       ----------------------

      27          Financial Data Schedule