Form 10-Q
period 1997-09-30
HEFTEL BROADCASTING CORP
filed 1997-11-13
CIK 922503

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    [x] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1997

                                       or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Transition period from                 to
                                      ---------------    ---------------

                         Commission file number 0-24516



                        HEFTEL BROADCASTING CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                           99-0113417
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

    100 Crescent Court, Suite 1777
           Dallas, Texas                                           75201
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (214) 855-8882


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [x]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class                                           Outstanding at November 13, 1997
-----                                           --------------------------------
Class A Common Stock, $.001 Par Value                     14,989,374
Class B Non-Voting Common Stock, $.001 Par Value           7,078,235

                        HEFTEL BROADCASTING CORPORATION

                              September 30, 1997

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           (Unaudited) as of September 30, 1997
           and December 31, 1996 . . . . . . . . . . . . . . . . . . . .   2

           Condensed Consolidated Statements of
           Operations (Unaudited) for the Three Months
           Ended September 30, 1997 and 1996 and the
           Nine Months Ended September 30, 1997 and 1996 . . . . . . . .   3

           Condensed Consolidated Statements of
           Cash Flows (Unaudited) for the Nine Months
           Ended September 30, 1997 and 1996 . . . . . . . . . . . . . .   4

           Notes to Condensed Consolidated Financial
           Statements (Unaudited). . . . . . . . . . . . . . . . . . . .   5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . .   8


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  11

Item 5.    Other Information . . . . . . . . . . . . . . . . . . . . . .  11

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  11

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HEFTEL BROADCASTING CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                          September 30,    December 31,
                                                                              1997             1996
                                                                          ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $  7,016,689     $  4,787,652
  Accounts receivable, net                                                  29,134,865       16,995,571
  Other current assets                                                       2,842,429          631,791
                                                                          ------------     ------------
Total current assets                                                        38,993,983       22,415,014

Property and equipment, at cost, net                                        30,068,895       19,666,285

Intangible assets, net                                                     391,916,926      120,592,334

Other non-current assets                                                    14,158,370        1,051,462
                                                                          ------------     ------------
Total assets                                                              $475,138,174     $163,725,095
                                                                          ------------     ------------
                                                                          ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                       $    360,051     $  1,860,237
  Accounts payable and accrued expenses                                     25,492,039       12,125,922
                                                                          ------------     ------------
Total current liabilities                                                   25,852,090       13,986,159
                                                                          ------------     ------------

Long-term debt and other obligations, less current portion                  22,268,238      135,504,232
                                                                          ------------     ------------

Deferred income taxes                                                       43,823,747           69,000
                                                                          ------------     ------------

Stockholders' equity:
  Series A Preferred Stock, cumulative, $.001 par value
    Authorized 5,000,000 shares; no shares issued and outstanding                    -                -
  Class A Common Stock, $.001 par value
    Authorized 50,000,000 and 30,000,000 shares at September 30,
    1997 and December 31, 1996, respectively; issued and
    outstanding 14,989,374 and 11,547,731                                       14,990           11,548
  Class B Common Stock, $.001 par value
    Authorized 50,000,000 and 70,000,000 shares at September 30,
    1997 and December 31, 1996, respectively; issued and
    outstanding 7,078,235 in 1997                                                7,078                -

  Additional paid-in capital                                               459,708,141      102,578,149
  Accumulated deficit                                                      (76,536,110)     (88,423,993)
                                                                          ------------     ------------
  Total stockholders' equity                                               383,194,099       14,165,704
                                                                          ------------     ------------
Total liabilities and stockholders' equity                                $475,138,174     $163,725,095
                                                                          ------------     ------------
                                                                          ------------     ------------

           See notes to condensed consolidated financial statements.

                        HEFTEL BROADCASTING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                   ---------------------------    ---------------------------
                                                       1997           1996            1997           1996
                                                   -----------    ------------    -----------    ------------
Net revenues                                       $37,196,813    $ 18,678,535    $98,207,075    $ 54,274,346
Station operating expenses                          21,409,976      13,061,062     60,795,450      37,078,149
                                                   -----------    ------------    -----------    ------------

Station operating income before depreciation,
  amortization and corporate expenses               15,786,837       5,617,473     37,411,625      17,196,197
Depreciation and amortization                        3,795,283       1,571,682     10,675,377       4,253,933
Corporate expenses                                   1,185,296       1,379,033      3,505,169       4,159,721
                                                   -----------    ------------    -----------    ------------

Operating income                                    10,806,258       2,666,758     23,231,079       8,782,543
                                                   -----------    ------------    -----------    ------------

Other expense:
  Interest expense, net                                706,478       3,098,718      3,099,012       8,692,290
  Restructuring charges                                      -      29,011,237              -      29,011,237
  Other expense, net                                   185,022         345,748        318,929       1,538,262
                                                   -----------    ------------    -----------    ------------

                                                       891,500      32,455,703      3,417,941      39,241,789
                                                   -----------    ------------    -----------    ------------

Income (loss) from continuing operations
  before provision for income taxes                  9,914,758     (29,788,945)    19,813,138     (30,459,246)
Provision for income taxes                           3,965,905               -      7,925,255               -
                                                   -----------    ------------    -----------    ------------

Income (loss) from continuing operations             5,948,853     (29,788,945)    11,887,883     (30,459,246)
Loss on discontinued operations - CRC                        -       8,379,370              -       9,543,494
                                                   -----------    ------------    -----------    ------------

Income (loss) before extraordinary item              5,948,853     (38,168,315)    11,887,883     (40,002,740)
Extraordinary item - loss on retirement of debt              -       7,461,267              -       7,461,267
                                                   -----------    ------------    -----------    ------------

Net income (loss)                                  $ 5,948,853    $(45,629,582)   $11,887,883    $(47,464,007)
                                                   -----------    ------------    -----------    ------------
                                                   -----------    ------------    -----------    ------------


Income (loss) per common and common
  equivalent share:

  Continuing operations                            $      0.13    $      (1.46)       $  0.29    $      (1.50)
  Discontinued operations                                    -           (0.41)             -           (0.47)
  Extraordinary loss                                         -           (0.37)             -           (0.37)
                                                   -----------    ------------    -----------    ------------
  Net income (loss)                                $      0.13    $      (2.24)       $  0.29    $      (2.34)
                                                   -----------    ------------    -----------    ------------
                                                   -----------    ------------    -----------    ------------

Weighted average common shares outstanding          44,135,218      20,401,610     40,870,386      20,298,350
                                                   -----------    ------------    -----------    ------------
                                                   -----------    ------------    -----------    ------------

           See notes to condensed consolidated financial statements.

                        HEFTEL BROADCASTING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Nine Months Ended
                                                                     September 30,
                                                           ------------------------------
                                                                1997             1996
                                                           -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                        $  11,887,883    $ (47,464,007)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Provision for bad debts                                    2,345,446        2,622,272
    Depreciation and amortization                             10,675,377        4,253,933
    Deferred income taxes                                      4,807,008                -
    Extraordinary charge for early extinguishment
      of debt                                                          -        7,461,267
    Other                                                       (200,098)       2,050,458
    Changes in operating assets and liabilities                1,611,421        1,890,992
    Discontinued operations:
        Non-cash charges and working capital changes                   -        8,328,860
                                                           -------------    -------------
          Net cash provided by (used in) operating
            activities                                        31,127,037      (20,856,225)
                                                           -------------    -------------

Cash flows from investing activities:
  Purchases of property and equipment                         (3,912,237)      (2,761,242)
  Dispositions of property and equipment                         468,379                -
  Decrease (increase) in intangible assets                       636,443       (7,000,000)
  Decrease (increase) in non-current assets                   (9,591,015)       2,357,932
  Payments related to business acquisitions                   (5,469,558)     (18,233,999)
                                                           -------------    -------------
          Net cash used in investing activities              (17,867,988)     (25,637,309)
                                                           -------------    -------------

Cash flows from financing activities:
  Borrowings on long-term obligations                         56,038,990      163,459,267
  Payment of debt issue cost                                  (1,200,000)      (5,799,878)
  Payment on notes receivable from stockholders                        -        3,737,629
  Repayment of long-term debt                               (243,020,410)    (123,357,584)
  Net proceeds from issuance of common stock                 177,085,075       10,548,259
  Other                                                           66,333         (378,595)
                                                           -------------    -------------
          Net cash provided by (used in) financing
            activities                                       (11,030,012)      48,209,098
                                                           -------------    -------------

Net increase in cash and cash equivalents                      2,229,037        1,715,564
Cash and cash equivalents at beginning of period               4,787,652        3,416,396
                                                           -------------    -------------
Cash and cash equivalents at end of period                 $   7,016,689    $   5,131,960
                                                           -------------    -------------
                                                           -------------    -------------

           See notes to condensed consolidated financial statements.

                        HEFTEL BROADCASTING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1997

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Heftel Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in Heftel Broadcasting Corporation's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996.

     On February 19, 1997, the Board of Directors of the Company voted to change the Company's fiscal year from September 30 to December 31. The Form 10-Q for the quarterly period ended December 31, 1996 covers the three-month transition period.

     On November 6, 1997, the Board of Directors of the Company authorized a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend will be paid on December 1, 1997, to all holders of common stock at the close of business on November 18, 1997. Immediately prior to the distribution there will be approximately 15.0 million shares of Class A Common Stock, par value $.001 per share ("Class A Common Stock"), and 7.1 million shares of non-voting Class B Common Stock, par value $.001 per share ("Class B Common Stock"), outstanding and immediately after the distribution there will be approximately 30.0 million shares of Class A Common Stock and
14.2 million shares of Class B Common Stock outstanding. The income (loss) per common and common equivalent share and other per share information for all periods presented has been restated to reflect this two-for-one stock split.

     Net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares (if dilutive) outstanding during each period, adjusted for the stock split discussed in the preceding paragraph. For purposes of this computation, cumulative preferred stock dividends, if any, are deducted from net income during each period in which preferred stock is outstanding, whether or not preferred stock dividends have been declared or paid during these periods.

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

2.   ACQUISITIONS AND DISPOSITIONS

     In exchange for an initial payment of $10 million made on February 4, 1997, the Company has acquired from Golden West Broadcasters, a California corporation ("Golden West"), an option to purchase all of the assets used or held for use in connection with the operation of radio station KSCA-FM, which serves the Los Angeles market. The option is exercisable upon the death of Gene Autry. The option has an initial term which expires on December 30, 1997, however the term may be renewed for additional one-year terms provided the Company pays Golden West an additional $3 million on or before the expiration date for the one-year option period then in effect. If the purchase of the assets is completed, the option payments will be credited against the purchase price. If the option is exercised, the purchase price for the KSCA-FM assets will be the greater of (a) $112.5 million, or (b) the sum of (i) $105 million, plus (ii) an amount equal to $13,699 per day during the term of the time brokerage agreement for KSCA-FM to which the Company is a party. The Company commenced programming KSCA-FM under a time brokerage agreement on February 5, 1997.

     On February 14, 1997, the Company completed its acquisition of Tichenor Media System, Inc. ("Tichenor"), a national radio broadcasting company engaged in the business of acquiring, developing and programming Spanish language radio stations. The acquisition was effected through the merger of a wholly-owned subsidiary of the Company with and into Tichenor (the "Merger"). Under the terms of the Amended and Restated Agreement and Plan of Merger by and among Clear Channel Communications, Inc. ("Clear Channel") and Tichenor dated October 10, 1996 (which agreement was assigned to the Company by Clear Channel), Tichenor shareholders received (a) 7.8261 shares of Class A Common Stock in exchange for each share of Tichenor Common Stock and (b)
4.3478 shares of Class A Common Stock in exchange for each share of Tichenor Junior Preferred Stock. In addition, the holders of Tichenor 14% Senior Redeemable Cumulative Preferred Stock ("Tichenor Senior Preferred") received $1,000 per share plus accrued and unpaid dividends through December 31, 1995 for each share of Tichenor Senior Preferred. In addition, in the Merger, all shares of Class A Common Stock owned by Clear Channel were converted into shares of convertible nonvoting Class B Common Stock in order for Clear Channel to comply with the cross-interest policy of the Federal Communications Commission (the "FCC"). Clear Channel currently owns 100% of the Company's outstanding Class B Common Stock.

     The transaction value of the Merger of approximately $256.5 million is calculated as the sum of (a) the fair value of the Tichenor stock ($181.1 million), (b) the outstanding Tichenor Senior Preferred ($3.4 million), and
(c) Tichenor's long-term debt ($72.0 million). The fair value of the Tichenor stock is calculated as the sum of (a) 5,689,878 shares of Heftel Common Stock issued in the Merger with an aggregate value of $180.6 million based on a closing price of $31.75 per share on July 9, 1996 (the day the Merger was announced), and (b) the direct costs related to the Merger. The direct costs related to the Merger were funded from the working capital of the Company. The Tichenor Senior Preferred and long-term debt were retired at the date of the Merger using a portion of the proceeds from the Company's recently completed secondary public stock offering (the "Offering") plus borrowings under a new credit agreement.

     The Merger was accounted for using the purchase method of accounting. The purchase price allocation is preliminary and is subject to change upon final determination of the value of the assets acquired and liabilities assumed. The preliminary purchase price allocation is as follows:

    Current assets                                 $ 15,718,094
    Property and equipment                            9,082,066
    Intangible assets                               276,591,189
    Other non-current assets                          2,428,975
    Current liabilities                             (83,772,585)
    Deferred income taxes                           (38,947,739)
                                                   -------------
                                                   $181,100,000
                                                   -------------
                                                   -------------

     Intangible assets are comprised primarily of broadcast licenses and goodwill, which are being amortized over 40 years.

     Pro forma financial information for the three and nine months ended September 30, 1997 and 1996, calculated as though the Merger had occurred at the beginning of 1996, is as follows (dollars in thousands, except per share data):

                        Three Months Ended September 30,   Nine Months Ended September 30,
                        --------------------------------   -------------------------------
                                1997        1996                  1997        1996
                              --------   ---------             ---------   ---------
  Net revenues                $ 37,197   $  30,430             $ 102,789   $  87,362
  Operating income            $ 10,806   $   3,015             $  18,857   $   9,543
  Net income (loss)           $  5,949   $ (47,053)            $   5,791   $ (50,408)
  Net income (loss) per
   common share               $   0.13   $   (1.48)            $    0.14   $   (1.59)

     The pro forma financial information does not purport to represent what the Company's results of operations actually would have been had the Merger occurred at the dates specified, or to project the Company's results of operations for any future period.

     On August 13, 1997, the Company sold the assets of KINF-AM (the "Station") which is licensed to Denton, Texas. The sales price net of selling expenses was $636,443, which approximated the book value of the assets. The Station operated under a Time Brokerage Agreement until the closing date.

     The Company closed on the purchase of the assets of KLTO-FM in Rosenberg-Richmond (Houston), Texas on September 22, 1997. The Company paid $3,585,000 to acquire these assets. The final purchase price is contingent on an upgrade of the station's broadcast authorization from the Federal Communications Commission ("FCC") prior to April 1, 2004. Depending on whether the signal is fully or partially upgraded, the purchase price could increase to $14 million.

3.   RECLASSIFICATIONS / DISCONTINUED OPERATIONS

     The Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by the Company's wholly owned subsidiary Spanish Coast-to-Coast Ltd., dba Cadena Radio Centro ("CRC") effective August 5, 1996. Consequently, the accompanying condensed consolidated statements of operations for the three and nine-month periods ended September 30, 1996 reflect the results of CRC as a discontinued operation.

4.   LONG-TERM DEBT

     On February 12, 1997, the Company repaid borrowings of $142.5 million outstanding under an existing $155 million credit facility with a portion of the proceeds from the Offering.

     On February 14, 1997, the Company entered into a new $300 million credit facility (the "Credit Facility"), replacing the existing credit facility.
The Company used advances under the Credit Facility and a portion of the proceeds from the Offering to retire the outstanding debt and senior preferred stock of Tichenor assumed on the date of the Merger. At September 30, 1997, the Company had outstanding borrowings of $20 million under the Credit Facility. The Company's ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's material subsidiaries.

     Borrowings under the Credit Facility bear interest at a rate based, at the option of the Company, on the prime rate or Eurodollar rate, plus an incremental rate. The interest rate on the borrowings outstanding under the Credit Facility at September 30, 1997 was approximately 6.06%. Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending December 31, 2004.

5.   STOCKHOLDERS' EQUITY

     On February 10, 1997, the Company completed the Offering selling 4,830,000 shares of its Class A Common Stock for $36.80 per share (on a pre stock split basis), after underwriters' discount. The net proceeds of the Offering were approximately $177.1 million.

6.   LONG-TERM INCENTIVE PLAN

     On May 21, 1997, the stockholders of the Company approved the Heftel Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan").
The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) five percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has granted incentive and non-qualified stock options for 747,084 shares of Class A Common Stock to directors and key employees. The exercise prices range from $16.44 to $24.69 per share (as adjusted to account for the Company's recently announced two-for-one stock split) and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are gross revenues (net of agency commissions) and operating expenses (excluding depreciation, amortization and corporate general and administrative expense). The primary source of revenues is the sale of broadcasting time for advertising. The Company's most significant operating expenses for purposes of the computation of broadcast cash flow are employee salaries and commissions, programming expenses, engineering, and advertising and promotion expenses.

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

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

          The results of operations for the three and nine months ended September 30, 1997 are not comparable to results of operations for the same periods in 1996 primarily due to (a) the Merger with Tichenor which closed February 14, 1997, (b) the start-up of new Spanish language radio stations in Los Angeles on February 5, 1997, San Francisco on August 16, 1996, and Houston on June 21, 1996, and (c) the discontinuation of the radio network, CRC, effective August 5, 1996. Management's discussion and analysis of the results of operations for the three and nine months ended September 30, 1997, as compared to the comparable periods in 1996, has been presented on a pro forma basis as though the Merger had occurred on January 1, 1996. The pro forma results of operations are not necessarily indicative of what would have occurred had the Merger taken place on January 1, 1996. A start-up station involves converting an English formatted station to a Spanish language format, resulting in a substantial turnover in audience listening and advertisers. As a result, the pro forma operating performance of start-up stations acquired or operated by the Company does not include the results of operations prior to the acquisition.

     The following table sets forth selected data from the operating results of the Company for the three months and nine months ended September 30, 1997 and 1996 on a historical and pro forma basis (in thousands):

                                                Three Months Ended September 30,
                                   -------------------------------------------------------------
                                              Historical                     Pro Forma
                                   -----------------------------    ----------------------------

                                     1997      1996     % Change      1997      1996    % Change
                                   -------    -------   --------    -------    -------  --------
Net Revenues                       $37,197    $18,679     99.1%     $37,197    $30,430    22.2%

Station Operating Expenses          21,410     13,062     63.9%      21,410     21,377     0.2%

Broadcast Cash Flow                 15,787      5,617    181.1%      15,787      9,053    74.4%


                                                 Nine Months Ended September 30,
                                   -------------------------------------------------------------
                                            Historical                        Pro Forma
                                   -----------------------------    ----------------------------

                                   1997(1)     1996     % Change      1997       1996   % Change
                                   -------    -------   --------    -------    -------  --------
Net Revenues                       $98,207    $54,274     80.9%    $102,789    $87,362    17.7%

Station Operating Expenses          60,795     37,078     64.0%      64,361     60,596     6.2%

Broadcast Cash Flow                 37,412     17,196    117.6%      38,428     26,766    43.6%

     (1) The Merger closed on February 14, 1997. As a result, the historical results exclude results of operations of Tichenor from January 1, 1997 through February 13, 1997.

     Net revenues increased by $18.5 million or 99.1% to $37.2 million in the three months ended September 30, 1997 from $18.7 million in the same quarter of 1996. Net revenues for the nine months ended September 30, 1997 increased by $43.9 million, or 80.9% to $98.2 million, compared to $54.3 million for the nine months ended September 30, 1996.

     Net revenues increased for the three and nine months ended September 30, 1997 compared to the same periods in 1996 primarily because of the Merger, the operation of start-up stations during all of the three and nine months ended September 30, 1997, compared to a portion of the same periods in 1996, and same station revenue growth. Had the Merger occurred on January 1, 1996, net revenues for the three and nine months ended September 30, 1997 would have increased 22.2% and 17.7%, respectively.

     Station operating expenses increased by $8.3 million or 63.9% to $21.4 million for the three months ended September 30, 1997 from $13.1 million for the same period of 1996. Station operating expenses for the nine months ended September 30, 1997 increased by $23.7 million, or 64.0% to $60.8 million, compared to $37.1 million for the nine months ended September 30, 1996. Station operating expenses increased primarily due to the Merger and the start-up stations. Had the Merger occurred on January 1, 1996, station operating expenses would have increased 0.2% and 6.2%, to $21.4 million and $64.4 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods of 1996. Pro forma station operating expenses increased only slightly compared to third quarter 1996 station operating expenses primarily as a result of higher promotional and other operating expenses incurred by two start-up stations that were launched during June and August of 1996 and because of stricter cost controls implemented company-wide in 1997.

     Operating income before corporate expenses, depreciation and amortization (broadcast cash flow) for the three and nine months ended September 30, 1997 increased 181.1% and 117.6% to $15.8 million and $37.4 million, respectively, compared to $5.6 million and $17.2 million, respectively, for the three and nine months ended September 30, 1996. Had the Merger occurred on January 1, 1996, operating income before corporate expenses, depreciation and amortization would have increased 74.4% and 43.6%, to $15.8 million and $38.4 million, respectively, for the three and nine months ended September 30, 1997, compared to the same periods of 1996.

     Corporate expenses for the quarter ended September 30, 1997 declined from $1.4 million to $1.2 million for the same quarter of the prior year. Corporate expenses for the nine months ended September 30, 1997 decreased 15.7% to $3.5 million compared to $4.2 million for the same period in 1996. The decrease was primarily due to overall lower staffing costs of the Company after the Merger compared to corporate expenses for the three and nine months ended September 30, 1996. Depreciation and amortization for the quarter ended September 30, 1997 increased 141.5% to $3.8 million compared to $1.6 million for the same period in 1996. Depreciation and amortization for the nine months ended September 30, 1997 increased 151.0% to $10.7 million compared to $4.3 million for the same period of 1996. The increase in both periods is due to station acquisitions, capital expenditures and the additional amortization of intangible assets associated with the Merger.

     Interest expense, net of interest income, for the quarter ended September 30, 1997 decreased 77.2% to $0.7 million from $3.1 million in the same period of 1996. Interest expense, net of interest income, for the nine months ended September 30, 1997 decreased 64.3% to $3.1 million from $8.7 million in the same period of 1996. The reduction in interest expense was primarily the result of lower borrowing rates and a substantial repayment of debt, funded from the Offering and cash from operations.

     Federal and state income taxes are being provided at an effective rate of 40% in 1997. No income taxes were recognized in 1996 because of the Company's operating losses.

     For the three months ended September 30, 1997, the Company's net income totaled $5.9 million compared to a net loss of $45.6 million in the same period of 1996. For the nine months ended September 30, 1997, the Company's net income totaled $11.9 million compared to a net loss of $47.5 million in the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the nine months ended September 30, 1997 was $31.1 million as compared to a decrease of $20.9 million for the same period of 1996. Capital expenditures totaled $3.9 million and $2.8 million for the nine months ended September 30, 1997 and 1996, respectively. Capital expenditures are financed from cash generated from operations. Acquisitions are financed primarily with long-term borrowings. On February 12, 1997, the entire balance outstanding under the Company's prior credit agreement of $142.5 million was repaid with the proceeds from the Offering. On February 14, 1997, the Company entered into the Credit Facility. Also on February 14, 1997, the Company borrowed $46.0 million under the Credit Facility and used a substantial portion of the remaining proceeds from the Offering to repay approximately $72.0 million of Tichenor related debt and the Tichenor Senior Preferred assumed in connection with the Merger. For the nine months ended September 30, 1997, the Company repaid $26 million under the Credit Facility and $1.9 million of other Company indebtedness.

     Available cash on hand plus cash flow provided by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund capital expenditures. The Company believes it will have sufficient cash on hand and cash provided by operations, borrowings under the Credit Facility, and proceeds from securities offerings to finance its operations and satisfy its debt service requirements. The Company regularly reviews potential acquisitions. The Company intends to finance acquisitions primarily through additional borrowings under the Credit Facility, proceeds from securities offerings, and/or from cash provided by operations.

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

ITEM 5.   OTHER INFORMATION

     On November 6, 1997, the Board of Directors of the Company authorized a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend will be paid on December 1, 1997, to all holders of common stock at the close of business on November 18, 1997. Immediately prior to the distribution there will be approximately 15.0 million shares of Class A Common Stock, par value $.001 per share, and 7.1 million shares of non-voting Class B Common Stock, par value $.001 per share, outstanding and immediately after the distribution there will be approximately 30.0 million shares of Class A Common Stock and 14.2 million shares of Class B Common Stock outstanding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit
           No.                Description of Exhibit
         -------              ----------------------

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

                              Heftel Broadcasting Corporation
                              -------------------------------
                                        (Registrant)


                              /s/ Jeffrey T. Hinson
                              -------------------------------
                              Jeffrey T. Hinson
                              Senior Vice President/
                              Chief Financial Officer

Dated:    November 13, 1997

                                     INDEX


     Exhibit
        No.                   Description of Exhibit
     -------                  ----------------------
        27                    Financial Data Schedule