Form 10-Q/A
period 1997-06-30
HEFTEL BROADCASTING CORP
filed 1997-12-12
CIK 922503

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HEFTEL BROADCASTING CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                          June 30,        December 31,
                                                           1997               1996
                                                       ------------       -------------
ASSETS
Current assets:
 Cash and cash equivalents                             $ 11,866,085       $  4,787,652
 Accounts receivable, net                                28,984,808         16,995,571
 Other current assets                                     1,675,411            631,791
                                                       ------------       -------------
Total current assets                                     42,526,304         22,415,014

Property and equipment, at cost, net                     29,233,283         19,666,285

Intangible assets, net                                  392,323,991        120,592,334

Other non-current assets                                 14,822,939          1,051,462
                                                       ------------       -------------
Total assets                                           $478,906,517       $163,725,095
                                                       ------------       -------------
                                                       ------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                     $    369,373       $  1,860,237
 Accounts payable and accrued expenses                   21,494,191         12,125,922
                                                       ------------       -------------
Total current liabilities                                21,863,564         13,986,159

Long-term debt and other obligations, less
 current portion                                         38,453,917        135,504,232

Deferred income taxes                                    41,345,056             69,000

Stockholders' equity:
    Series A Preferred Stock, cumulative,
      $.001 par value
      Authorized 5,000,000 shares; no shares
      issued and outstanding                                     -                  -
    Class A Common Stock, $.001 par value
      Authorized 50,000,000 and 30,000,000
      shares at June 30, 1997 and December 31,
      1996, respectively; issued and outstanding
      14,989,374 and 11,547,731                              14,990             11,548
    Class B Common Stock, $.001 par value
      Authorized 50,000,000 and 70,000,000 shares at
      June 30, 1997 and December 31, 1996, respectively;
      issued and outstanding 7,078,235 in 1997                7,078                  -

      Additional paid-in capital                        459,706,875        102,578,149
      Accumulated deficit                               (82,484,963)       (88,423,993)
                                                       ------------       -------------
      Total stockholders' equity                        377,243,980         14,165,704
                                                       ------------       -------------

Total liabilities and stockholders' equity             $478,906,517       $163,725,095
                                                       ------------       -------------
                                                       ------------       -------------


             See notes to condensed consolidated financial statements.

                           HEFTEL BROADCASTING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                    ----------------------------    --------------------------
                                                         1997            1996           1997           1996
                                                    -------------    -----------    -----------    -----------
Net revenues                                          $37,980,889    $19,900,061    $61,010,262    $35,595,811
Station operating expenses                             22,941,668     13,068,986     39,385,474     24,017,087
                                                    -------------    -----------    -----------    -----------
Station operating income before depreciation,
 amortization and corporate expenses                   15,039,221      6,831,075     21,624,788     11,578,724
Depreciation and amortization                           3,961,786      1,538,765      6,880,094      2,682,251
Corporate expenses                                      1,325,017      1,335,592      2,319,873      2,780,688
                                                    -------------    -----------    -----------    -----------
Operating income                                        9,752,418      3,956,718     12,424,821      6,115,785

Other expense:
 Interest expense, net                                    784,741      3,201,298      2,392,534      5,593,572
 Restructuring charges                                          -        923,603              -        923,603
 Other expense, net                                        12,602        194,259        133,907        268,911
                                                    -------------    -----------    -----------    -----------
                                                          797,343      4,319,160      2,526,441      6,786,086
                                                    -------------    -----------    -----------    -----------
Income (loss) before provision for income taxes         8,955,075       (362,442)     9,898,380       (670,301)

Provision for income taxes                              3,582,028              -      3,959,350              -
                                                    -------------    -----------    -----------    -----------
Income (loss) from continuing operations                5,373,047       (362,442)      5,939,030      (670,301)

Loss on discontinued operations - CRC                           -        500,326              -      1,164,124
                                                    -------------    -----------    -----------    -----------

Net income (loss)                                     $ 5,373,047    $  (862,768)   $ 5,939,030    $(1,834,425)
                                                    -------------    -----------    -----------    -----------
                                                    -------------    -----------    -----------    -----------
Income (loss) per common and common equivalent share:

 Continuing operations                                $      0.24    $     (0.04)   $      0.30    $     (0.07)
 Discontinued operations                                        -          (0.05)             -          (0.11)
                                                    -------------    -----------    -----------    -----------
 Net income (loss)                                    $      0.24    $     (0.09)   $      0.30    $     (0.18)
                                                    -------------    -----------    -----------    -----------
                                                    -------------    -----------    -----------    -----------

Weighted average common shares outstanding             22,095,703     10,143,397     19,618,985     10,123,361
                                                    -------------    -----------    -----------    -----------
                                                    -------------    -----------    -----------    -----------


              See notes to condensed consolidated financial statements.

                              HEFTEL BROADCASTING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                  ----------------------------
                                                                                        1997           1996
                                                                                  -------------    -----------
Cash flows from operating activities:
 Net income (loss)                                                                $   5,939,030   $ (1,834,425)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Provision for bad debts                                                            1,862,196        750,602
   Depreciation and amortization                                                      6,880,094      2,823,143
   Deferred income taxes                                                              2,328,317              -
   Other                                                                                710,548        409,463
   Changes in operating assets and liabilities                                       (1,147,826)    (2,231,754)
                                                                                  -------------    -----------
   Net cash provided by (used in) operating activities                               16,572,359        (82,971)
                                                                                  -------------    -----------

Cash flows from investing activities:
 Purchases of property and equipment                                                 (2,178,596)    (2,899,388)
 Increase in intangible assets                                                         (903,594)             -
 Increase in non-current assets                                                     (10,345,016)             -
 Payments relating to business acquisitions                                          (1,402,737)   (19,425,050)
                                                                                  -------------    -----------
   Net cash used in investing activities                                            (14,829,943)   (22,324,438)
                                                                                  -------------    -----------

Cash flows from financing activities:
 Borrowings on long-term obligations                                                 56,038,990     28,459,267
 Payment of debt issue cost                                                          (1,200,000)    (5,199,877)
 Payment of amounts owed to officers
  and stockholders                                                                            -       (559,685)
 Repayment of long-term debt                                                       (226,643,234)      (287,510)
 Net proceeds from issuance of common stock                                         177,085,075
 Proceeds from exercise of stock options and warrants                                                  512,782
 Other                                                                                   55,186        (33,563)
                                                                                  -------------    -----------
   Net cash provided by financing activities                                          5,336,017     22,891,414
                                                                                  -------------    -----------

Net increase in cash and cash equivalents                                             7,078,433        484,005
Cash and cash equivalents at beginning of period                                      4,787,652      3,416,396
                                                                                  -------------    -----------
Cash and cash equivalents at end of period                                        $  11,866,085   $  3,900,401
                                                                                  -------------    -----------
                                                                                  -------------    -----------


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

     In 1997, income taxes have been provided for at a rate of 40% of income before tax. The Company nets its deferred tax assets related to net operating loss carryovers with its deferred tax liabilities. As the Company utilizes its net operating loss carryovers, its deferred tax assets are reduced resulting in increases in the provision for income taxes and the deferred income tax liability.

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

     The Merger was accounted for using the purchase method of accounting. The purchase price allocation is preliminary and is subject to change upon final determination of the value of the assets acquired and liabilities assumed. The preliminary purchase price allocation is as follows:

    Current assets                                  $ 15,718,094
    Property and equipment                             9,082,066
    Intangible assets                                276,591,189
    Other non-current assets                           2,428,975
    Current liabilities                              (83,772,585)
    Non-current liabilities                          (38,947,739)
                                                    ------------
                                                    $181,100,000
                                                    ------------
                                                    ------------

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

     Pro forma financial information for the three and six months ended June 30, 1997 and 1996, as though the Merger had occurred at the beginning of 1997 and 1996, is as follows (dollars in thousands, except per share data):


                             Three Months Ended June 30,   Six Months Ended June 30,
                             ---------------------------   -------------------------
                                 1997           1996            1997        1996
                             ----------      -----------   -----------   ---------
  Net revenues                 $ 37,981        $32,169         $65,447     $56,822
  Operating income             $  9,752        $ 5,104         $11,775     $ 6,529
  Net income (loss)            $  5,343        $(1,087)        $ 3,308     $(3,355)
  Net loss per common share    $   0.24        $ (0.07)        $  0.16     $ (0.21)


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

     The following table sets forth selected data from the operating results of the Company for the three months and six months ended June 30, 1997 and 1996 on a historical and pro forma basis (in thousands):


                                                              For the Quarter Ended June 30,
                                           ----------------------------------------------------------------------
                                                         Historical                           Pro Forma
                                           ----------------------------------    --------------------------------
                                              1997         1996      % Change       1997          1996   % Change
                                           -------      -------    ----------    -------       -------   --------
Net Revenues                               $37,981      $19,900          90.9%   $37,981       $32,169       18.1%

Station Operating Expenses                 $22,942      $13,069          75.5%   $22,942       $21,163        8.4%

Broadcast Cash Flow                        $15,039      $ 6,831         120.2%   $15,039       $11,006       36.6%


                                                              For the Six Months Ended June 30,
                                           ----------------------------------------------------------------------
                                                         Historical                           Pro Forma
                                           ----------------------------------    --------------------------------
                                            1997(1)        1996     % Change      1997(1)         1996   % Change
                                           -------      -------    ----------    -------       -------   --------
Net Revenues                               $61,010      $35,596       71.4%      $65,447       $56,822       15.2%

Station Operating Expenses                 $39,385      $24,017       64.0%      $42,805       $39,136        9.4%

Broadcast Cash Flow                        $21,625      $11,579       86.8%      $22,642       $17,686       28.0%


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

     For the three months ended June 30, 1997, the Company's net income totaled $5.4 million compared to a net loss of $0.9 million in the same period of 1996. For the six months ended June 30, 1997, the Company's net income totaled $5.9 million compared to a net loss of $1.8 million in the same period of 1996.

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

Dated:    December 12, 1997

                                     INDEX


       Exhibit
         No.                            Description of Exhibit
       -------                          ----------------------
         27                             Financial Data Schedule
