Form 10-K
period 1997-12-31
HEFTEL BROADCASTING CORP
filed 1998-03-31
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                      FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 1997, or
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ________ to _________.

                             COMMISSION FILE NUMBER
                                     0-24516

                         HEFTEL BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                        99-0113417
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                         100 Crescent Court, Suite 1777
                               Dallas, Texas 75201
                            Telephone (214) 855-8882
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

On March 20, 1998, the aggregate market price of the Class A Common Stock held by non-affiliates of the Company was approximately $1,330.4 million. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On March 20, 1998, there were 35,160,497 outstanding shares of Class A Common Stock, $.001 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting, expected to be filed within 120 days from the Company's fiscal year-end, are incorporated by reference into Part III.

                         HEFTEL BROADCASTING CORPORATION
                               INDEX TO FORM 10-K

                                                                           Page
                                                                         Number
                                                                         ------
PART I.

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . 19

PART II.

Item 5.  Market for Registrant's Class A Common Stock and Related
         Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . 20

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . 21

Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . 22

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . 27

Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure  . . . . . . . . . . . . . 50

PART III.

Item 10.  Directors and Executive Officers of the Registrant  . . . . . . . 51

Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . 51

Item 12.  Security Ownership of Certain Beneficial Owners and Management  . 51

Item 13.  Certain Relationships and Related Transactions  . . . . . . . . . 51

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 52

                                        PART I.
ITEM 1.  BUSINESS

GENERAL

     Heftel Broadcasting Corporation (the "Company") is the largest Spanish language radio broadcasting company in the United States and currently owns or programs 36 radio stations in 11 markets. The Company's stations are located in ten of the top fifteen Hispanic markets in the United States, including Los Angeles, New York, Miami, San Francisco/San Jose, Chicago, Houston, San Antonio, McAllen/Brownsville/Harlingen, Dallas/Fort Worth and El Paso.

     The Company's strategy is to own and program top performing Spanish language radio stations, principally in the fifteen largest Spanish language radio markets in the United States. The top fifteen Hispanic markets account for approximately 21.6 million Hispanics, representing approximately 71.0% of the total Hispanic population in the United States. The Company currently has the leading Spanish language radio station, as measured by audience share, in eight of the eleven markets in which the Company operates. The Company intends to acquire or develop additional Spanish language radio stations in the leading Hispanic markets.

     The Company frequently evaluates strategic opportunities both within and outside its existing line of business which closely relate to serving the Hispanic market, including opportunities outside of the United States. The Company expects from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. Such acquisitions or dispositions could be material.

     The following table sets forth certain information regarding the Company's radio stations owned or programmed as of December 31, 1997:

     Ranking of                                                          No. of
     Market by                                                          Stations
     Hispanic                                                         --------------
    Population (1)                    Market                           AM      FM
--------------------------------------------------------------------- ------  ------
        1            Los Angeles                                        1       2
        2            New York                                           2       0
        3            Miami                                              2       2
        4            San Francisco/San Jose                             0       2
        5            Chicago                                            2       1
        6            Houston                                            2       4
        7            San Antonio                                        2       2
        8            McAllen/Brownsville/Harlingen                      1       2
        9            Dallas/Fort Worth                                  2       3
       13            El Paso                                            2       1
       30            Las Vegas                                          1       0
                                                                     ----    ----
                        Total                                          17      19

(1) Ranking of the principal radio market served by the Company's station(s) among all U.S. radio markets by Hispanic population as reported by Strategy Research Corporation - 1998 U.S. Hispanic Market Study.

     The Company believes Spanish language radio broadcasting has significant growth potential for the following reasons:

- THE U.S. HISPANIC POPULATION IS GROWING RAPIDLY. The U.S. Hispanic population is expected to grow from an estimated 27.2 million (approximately 10.3% of the total United States population) at the end of 1995 to an estimated 31.4 million (approximately 11.4% of the total United States population) by the year 2000. These estimates imply a growth rate of approximately three times the expected growth rate for the total United States population during the same period.

- THE U.S. HISPANIC POPULATION IS CONCENTRATED IN 15 MARKETS. Approximately 71.0%, or approximately 21.6 million, of all U.S. Hispanics live in these markets. The U.S. Hispanic population in the top fifteen markets, as a percentage of the total population in such markets, has increased from approximately 17.0% in 1980 to approximately 26.0% in 1998. The percentage concentration of Hispanics in the top fifteen markets is more than twice the percentage of Hispanics in the U.S. as a whole. Since 1980, the Hispanic population growth has represented approximately 51.1% of the total population growth in the top fifteen Hispanic markets.

- U.S. HISPANICS REPRESENT AN ATTRACTIVE CONSUMER MARKET. Advertisers target Hispanics because, on average, they are younger, their households are larger in size and they routinely spend a greater percentage of their income on many different kinds of goods and services than do non-Hispanic households. The Company believes that as a result advertisers have substantially increased their use of Spanish media. Total Spanish language advertising revenues have increased from approximately $721.5 million in 1993 to an estimated $1.4 billion in 1997. This represents a compound annual growth rate of approximately 18.0%, which is substantially greater than the estimated growth rate for total advertising for the comparable period.


     The Company was incorporated under the laws of the State of Delaware in 1992. The Company's principal executive offices are located at 100 Crescent Court, Suite 1777, Dallas, Texas 75201 and the telephone number is (214) 855-8882.

RECENT DEVELOPMENTS

     KKPN-FM ACQUISITION. On March 25, 1998, the Company announced that it had entered into an agreement with Capstar Broadcasting Corporation to acquire the assets of radio station KKPN-FM, serving the Houston, Texas market, for $54.0 million in cash (the "KKPN-FM Acquisition"). Following the consummation of the KKPN-FM Acquisition, the Company plans to convert the format to a Spanish language format. The Company expects to incur operating losses associated with the launch of KKPN-FM in 1998, and anticipates financing the KKPN-FM Acquisition out of the proceeds of its recent equity offering.

     The KKPN-FM Acquisition is subject to the approval of the Federal Communications Commission (the "FCC") and the approval of certain federal antitrust regulatory authorities. In addition to obtaining all required governmental approvals, the KKPN-FM Acquisition is subject to numerous other conditions and there can be no assurance that the KKPN-FM Acquisition will be consummated in a timely manner or on the terms described herein, if at all.

      WNWK-FM ACQUISITION. On December 1, 1997, the Company announced that it entered into an agreement with Multicultural Radio Broadcasting, Inc. to exchange WPAT-AM, the Company's AM station serving the New York City market, and $115.0 million in cash for the assets of WNWK-FM, an FM station also serving the New York City market (the "WNWK-FM Acquisition"). WNWK-FM broadcasts on 105.9 MHz from a transmitter site located on the Empire State Building. Following the consummation of the WNWK-FM Acquisition, the Company plans to convert the station's programming to a Spanish language format. The Company expects the station to incur operating losses in 1998 associated with the launch of the station.

     The WNWK-FM Acquisition is subject to the approval of the Federal Communications Commission (the "FCC") and other closing conditions. Application was made to the FCC on December 2, 1997, seeking the approval of the WNWK-FM Acquisition. A Petition To Deny the WNWK-FM assignment application (the "Petition"), dated January 10, 1998, was filed with the FCC. The Petition raised, among other matters, programming objections, technical violations, and multiple-ownership rule concerns. Based upon the information which is currently available, the Company does not believe that the filing of the Petition will lead the FCC to disapprove the WNWK-FM Acquisition. The FCC staff has denied the Petition and has granted both the WNWK-FM and the WPAT-AM assignment applications. The petitioner, however, has filed for review with the FCC and the U.S. Court of Appeals for the District of Columbia Circuit and final FCC approval of the assignment applications has not been granted. There can be no assurance that the closing of the WNWK-FM Acquisition will not be delayed pending the outcome of such appeal or grant of final approval of the assignment applications by the FCC. The WNWK-FM Acquisition also is subject to the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended (the "HSR Act"). On December 29, 1997, the Company filed the required information and materials with the Antitrust Division of the United States Department of Justice (the "Antitrust Division") and the Federal Trade Commission (the "FTC"). In early January, the Company was informed that early termination of the applicable waiting period under the HSR Act had been granted. In addition to obtaining all required governmental approvals, the WNWK-FM Acquisition is subject to numerous other conditions, including obtaining consents from various third parties, and there can be no assurance that the WNWK-FM Acquisition will be consummated in a timely manner or on the terms described above, if at all.

     THE TICHENOR MERGER. On February 14, 1997, the Company completed its acquisition of Tichenor Media System, Inc. ("Tichenor"), a national radio broadcasting company engaged in the business of acquiring, developing and programming Spanish language radio stations (the "Tichenor Merger"). At the time of the Tichenor Merger, Tichenor owned or programmed 20 radio stations in six of the ten largest Hispanic markets in the United States. Pursuant to the Tichenor Merger, the former Tichenor shareholders and warrant holders received an aggregate of 11,379,756 shares of Common Stock. Because of the FCC's multiple ownership rules and related policies (see "Regulation of Company's Business"), Clear Channel Communications, Inc. (together with its subsidiaries, "Clear Channel"), which prior to the Tichenor Merger owned approximately 63% of the outstanding Class A Common Stock, converted all of its shares of Class A Common Stock and common stock of Tichenor into 14,156,470 shares of Class B Common Stock, which then represented approximately 32% of all outstanding Class A and Class B Common Stock (collectively, the "Common Stock"). See "--Control by Certain Shareholders--Relationship Between the Company and Clear Channel" for a further description of the voting rights of the Class B Common Stock. At the time of the Tichenor Merger, Tichenor had approximately $72.0 million of long-term debt, which was subsequently refinanced by the Company. In addition, all of Tichenor's outstanding shares of 14% Senior Redeemable Cumulative Preferred Stock were redeemed for approximately $3.4 million.

     KSCA OPTION. On January 2, 1997, the Company acquired an option to purchase all of the assets used in connection with the operation of KSCA-FM, Glendale, California (the "KSCA Option"). In connection with the acquisition of the KSCA Option, the Company entered into the KSCA Time Brokerage Agreement, pursuant to which the Company began providing programming to KSCA on February 5, 1997 (the "KSCA Time Brokerage Agreement"). The KSCA Option, which is exercisable only upon the death of Gene Autry, the indirect principal stockholder of the seller, had an initial term which expired on December 31, 1997. The KSCA Option is renewable for additional one-year terms during the lifetime of Mr. Autry upon payment by the Company of $3.0 million on or before the then scheduled expiration date of the KSCA Option. On February 4, 1997, after receiving notice of early termination of the waiting period under the HSR Act, the Company made an initial payment of $10.0 million in order to continue the KSCA Option, as required under the option agreement. On December 29, 1997, the Company renewed the KSCA Option through December 31, 1998. All such payments will be credited against the cash to be paid at closing for the KSCA assets if the KSCA Option is exercised.

     The purchase price for the KSCA assets is the greater of (a) $112.5 million or (b) the sum of (i) $105.0 million, plus (ii) an amount equal to $13,698.63 per day during the term of the KSCA Time Brokerage Agreement, which daily amount is subject to reduction if the Company is unable to broadcast its programming on KSCA under the KSCA Time Brokerage Agreement. Consummation of the purchase will be subject to a number of conditions, including approval by the FCC of the transfer of the FCC licenses for the station to the Company. There can be no assurance that the Company will exercise its option or that all the conditions will be met.

SALES OF CLASS A COMMON STOCK

     On February 10, 1997, the Company completed the issuance and sale of 4,830,000 (pre-split) shares of Class A Common Stock in an underwritten public offering for a total of $176.4 million in proceeds (the "February 1997 Offering"). On January 22, 1998, the Company completed the issuance and sale of 5,175,000 shares of Class A Common Stock in an underwritten public offering for a total of $205.3 million in proceeds (the "1998 Offering").
The proceeds from the February 1997 Offering were used to repay borrowings outstanding under the Company's credit facility. The proceeds from the 1998 Offering were used to repay borrowings under the Company's credit facility, and will be used to finance future acquisitions and for general corporate purposes.

SPANISH LANGUAGE RADIO INDUSTRY

     Due to differences in origin, Hispanics are not a homogeneous group. The music, culture, customs and Spanish dialects vary from one radio market to another. Consequently, the Company programs its stations in a manner responsive to the local preferences of a target demographic audience in each of the markets it serves. A well-researched mix of music and on-air programming at an individual station can attract a wide audience targeted by Spanish language advertisers. Programming is continuously monitored to maintain its quality and relevance to the target audience. Most music formats are primarily variations of Regional Mexican, Tropical, Tejano and Contemporary music styles. The local program director will select music from the various music styles that best reflect the music preferences of the local Hispanic audiences. A brief description of the Company's programming follows:

PROGRAMMING

     REGIONAL MEXICAN. Regional Mexican consists of various types of music played in different regions of Mexico. Ranchera music, originating in Jalisco, Mexico, is a traditional folkloric sound commonly referred to as Mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who have lived in the country towns. Nortena means northern, and is representative of Northern Mexico. Featuring an accordion, Nortena has a Polka sound with a distinct Mexican flavor. Banda is a regional format from the state of Sinaloa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers. Regional Mexican also includes Cumbia music, which originates in Colombia.

     TROPICAL. The Tropical format primarily consists of Salsa, Merengue, and Cumbia music. Salsa is dance music combining Latin Caribbean rhythms with jazz. Salsa symbolizes music from Puerto Rico, Cuba, and the Dominican Republic and is popular with Hispanics living in New York, Miami and Chicago. Merengue music is up-tempo dance music originating in the Dominican Republic.

      TEJANO. Tejano music originated in Texas and is based on Mexican themes but is indigenous to Texas. It is a combination of contemporary rock, Ranchera, and country music. The lyrics are primarily sung in Spanish. The on-air talent speak in Spanish and English.

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

 COMPANY'S STATIONS

     The following table sets forth information regarding the radio stations owned or programmed by the Company as of December 31, 1997:

  RANKING OF
   MARKET BY                                                                                       PRIMARY
   HISPANIC                                                                                      DEMOGRAPHIC
  POPULATION               MARKET(1)             STATION             STATION FORMAT(2)             TARGET
  -----------              ---------             -------             -----------------           -----------
       1       Los Angeles                       KLVE-FM               Contemporary               A 25-54
                                                 KTNQ-AM                 News/Talk                A 25-54
                                                 KSCA-FM(3)            Regional Mexican           A 25-54

       2       New York                          WADO-AM                 News/Talk                 A 25+
                                                 WPAT-AM(4)(5)           Brokered                   n/a

       3       Miami                             WAMR-FM               Contemporary               A 25-54
                                                 WRTO-FM                  Tropical                A 18-34
                                                 WAQI-AM                 News/Talk                 A 35+
                                                 WQBA-AM               News/Talk/Sports            A 35+

       4       San Francisco/San Jose            KSOL-FM               Regional Mexican           A 25-54
                                                 KZOL-FM               Regional Mexican           A 25-54

       5       Chicago                           WOJO-FM               Regional Mexican           A 25-54
                                                 WIND-AM                 Full Service              A 35+
                                                 WLXX-AM                   Tropical               A 18-49

       6       Houston(6)                        KLTN-FM               Regional Mexican           A 18-49
                                                 KLTO-FM               Regional Mexican           A 18-49
                                                 KLTP-FM               Regional Mexican           A 18-49
                                                 KOVE-FM                 Contemporary             A 25-54
                                                 KLAT-AM                 Full Service             A 25-54
                                                 KRTX-AM                 Contemporary             A 25-54

       7       San Antonio                       KXTN-FM                    Tejano                A 25-54
                                                 KPOZ-AM(4)                Brokered                 n/a
                                                 KROM-FM               Regional Mexican           A 25-54
                                                 KCOR-AM               Regional Mexican            A 35+

       8       McAllen/Brownsville/Harlingen     KGBT-FM               Regional Mexican           A 25-54
                                                 KGBT-AM               Regional Mexican           A 25-54
                                                 KIWW-FM                    Tejano                A 25-24

       9       Dallas/Fort Worth                 KESS-AM                 Full Service              A 18+
                                                 KHCK-FM                    Tejano                A 18-49
                                                 KMRT-FM                 Contemporary             A 18-49
                                                 KDXX-FM                    Tejano                A 18-49
                                                 KDXX-AM                 Contemporary             A 18-49

      13       El Paso                           KBNA-FM               Regional Mexican           A 25-54
                                                 KBNA-AM               Regional Mexican           A 25-54
                                                 KAMA-AM                    Tejano                A 25-54

      30       Las Vegas                         KLSQ-AM               Regional Mexican           A 18-49

(1)  Actual city of license may differ from the metropolitan market served.
(2)  See "--Programming."
(3) The Company operates this station pursuant to the KSCA Time Brokerage Agreement.
(4) The Company sells airtime on this station to third parties for broadcast of specialty programming.
(5) On December 1, 1997, the Company announced the WNWK-FM Acquisition, pursuant to which the Company will exchange WPAT-AM and pay $115.0 million in cash for the assets of WNWK-FM, an FM station serving the New York market. See "--Recent Developments" above for a discussion of the WNWK-FM Acquisition.
(6) On March 25, 1998, the Company announced the KKPN-FM Acquisition, pursuant to which the Company will pay $54.0 million in cash for the assets of KKPN-FM, an FM station serving the Houston market. See "--Recent Developments" for a discussion of the KKPN-FM Acquisition, including conditions to closing.

     The following table sets forth selected information with regard to Company owned radio stations:

                                                      LICENSE
                                          DATE      EXPIRATION          BROADCAST
            STATION/LOCATION             ACQUIRED      DATE             FREQUENCY
            ----------------            ---------   -----------        ----------
 KTNQ-AM, Los Angeles, CA                 10/85      12/1/97(1)         1020 kHz
 KLVE-FM, Los Angeles, CA                 10/85      12/1/05           107.5 MHz
 WADO-AM, New York, NY                     8/94       6/1/98(1)         1280 kHz
 WPAT-AM, New York, NY                     3/96       6/1/98(1)          930 kHz
 WAQI-AM, Miami, FL                       10/89       2/1/03             710 kHz
 WRTO-FM, Miami, FL                       10/89       2/1/03            98.3 MHz
 WQBA-AM, Miami, FL                        8/94       2/1/03            1140 kHz
 WAMR-FM, Miami, FL                        8/94       2/1/03           107.5 MHz
 KSOL-FM, San Francisco/San Jose, CA       2/97      12/1/05            98.9 MHz
 KZOL-FM, San Francisco/San Jose, CA       2/97      12/1/05            99.1 MHz
 WOJO-FM, Chicago, IL                      2/97      12/1/04           105.1 MHz
 WIND-AM, Chicago, IL                      2/97      12/1/04             560 kHz
 WLXX-AM, Chicago, IL                      7/95      12/1/04            1200 kHz
 KLTN-FM, Houston, TX                      2/97       8/1/05            93.3 MHz
 KLTO-FM, Houston, TX                      2/97       8/1/05           104.9 MHz
 KLTP-FM, Houston, TX                      2/97       8/1/05           104.9 MHz
 KOVE-FM, Houston, TX                      2/97       8/1/05           100.7 MHz
 KLAT-AM, Houston, TX                      2/97       8/1/05            1010 kHz
 KRTX-AM, Houston, TX                      2/97       8/1/05             980 kHz
 KXTN-FM, San Antonio, TX                  2/97       8/1/05           107.5 MHz
 KPOZ-AM, San Antonio, TX                  2/97       8/1/05            1310 kHz
 KROM-FM, San Antonio, TX                  2/97       8/1/05            92.9 MHz
 KCOR-AM, San Antonio, TX                  2/97       8/1/05            1350 kHz
 KGBT-FM, McAllen/Brownsville/
   Harlingen, TX                           2/97       8/1/05            98.5 MHz
 KGBT-AM, McAllen/Brownsville/
   Harlingen, TX                           2/97       8/1/05            1530 kHz
 KIWW-FM, McAllen/Brownsville/
   Harlingen, TX                           2/97       8/1/05            96.1 MHz


                                                      LICENSE
                                          DATE      EXPIRATION          BROADCAST
            STATION/LOCATION             ACQUIRED      DATE             FREQUENCY
            ----------------            ---------   -----------        ----------
 KESS-AM, Dallas/Ft. Worth, TX            8/94        8/1/05            1270 kHz
 KDXX-AM, Dallas/Ft. Worth, TX           12/94        8/1/05            1480 kHz
 KDXX-FM, Corsicana, TX                   4/95        8/1/05           107.9 MHz
 KMRT-FM, Dallas/Ft. Worth, TX            6/95        8/1/05           106.7 MHz
 KHCK-FM, Dallas/Ft. Worth, TX            7/95        8/1/05            99.1 MHz
 KBNA-FM, El Paso, TX                     2/97        8/1/05            97.5 MHz
 KBNA-AM, El Paso, TX                     2/97        8/1/05             920 kHz
 KAMA-AM, El Paso, TX                     2/97        8/1/05             750 kHz
 KLSQ-AM, Las Vegas, NV                   8/95       10/1/97(1)          870 kHz

(1) An application for license renewal is currently pending with the FCC. Regulations permit continuing operation of the station during the period the renewal application is pending.

     Statistical information contained herein regarding the radio industry, population, consumer spending and advertising expenditures are taken from the Arbitron Company 1995-1997 radio metro ratings and national data base (the Company's station rankings were based upon the Arbitron Adults 25-54 category 1997 Fall Book); 1990 U.S. Census; Strategy Research Corporation--1996 and
1998 U.S. Hispanic Market Study; Duncan's Radio Market Guide (1997 Edition); Hispanic Business (December 1993-1997); The M Street Journal; and Katz Hispanic Media.

COMPETITION

     Broadcasting is a highly competitive business. The Company's radio stations compete for audiences and advertising revenues with other radio stations of all formats, as well as with other media, such as newspapers, magazines, television, cable television, outdoor advertising and direct mail, within their respective markets. Audience ratings and market shares are subject to change and any adverse change in a particular market would have a material adverse effect on the revenue of stations located in that market. Future operations are further subject to many variables which could have an adverse effect upon the Company's financial performance. These variables include economic conditions, both general and relative to the broadcasting industry; shifts in population and other demographics; the level of competition for advertising dollars with other radio stations and other entertainment and communications media; fluctuations in operating costs; technological changes and innovations; changes in labor conditions; and changes in governmental regulations and policies and actions of federal regulatory bodies, including the FCC, the FTC, and the Antitrust Division. Although the Company believes that each of its stations is or will be able to compete effectively in its respective market, there can be no assurance that any such station will be able to maintain or increase its current audience ratings and advertising revenues. Radio stations can quickly change formats. Any radio station could shift its format to duplicate the format of any of the Company's stations. If a station converted its programming to a format similar to that of a station owned by the Company, the ratings and broadcast cash flow of the Company's station could be adversely affected.

REGULATION OF THE COMPANY'S BUSINESS

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

     The Telecommunications Act of 1996 (the "1996 Act") represents the most comprehensive overhaul of the country's telecommunications laws in more than 60 years. The 1996 Act significantly changes both the broadcast ownership rules and the process for renewal of broadcast station licenses. The 1996 Act also relaxes local radio ownership restrictions. The FCC has already implemented some of these changes through Commission Orders. The 1996 Act establishes a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. Additionally, the 1996 Act substantially liberalizes the broadcast ownership rules, eliminating the national radio limits.

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

     The 1996 Act substantially relaxed the radio ownership limitations. The FCC began its implementation of the 1996 Act with several orders issued on March 8, 1996. The Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing a single entity to own nationally any number of AM or FM broadcast stations. The Act and the FCC's new rules also greatly eased local radio ownership restrictions. As with the old rules, the maximum number of radio stations in which a person or entity is allowed to have an attributable interest varies depending on the number of radio stations within a defined market. In markets with more than 45 stations, one company may own, operate or control eight stations, with no more than five in either service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in either service; in markets with 15- 29 stations, one entity may own six stations, with no more than four in either service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in either service. It should be noted, however, that the Department of Justice recently has precluded certain entities from acquiring the maximum number of radio stations allowed in a market under the 1996 Act because of concerns that antitrust laws would be violated. Thus, it is possible that the Company would, in certain instances, be unable to acquire the maximum number of stations allowed in a market under the 1996 Act.

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

     A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules, the Communications Act, or both, generally prohibit an individual or entity from having an attributable interest in both a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. The FCC has employed a liberal waiver policy with respect to the TV/radio cross-ownership restriction (the so-called "one-to-a-market" rule), generally permitting common ownership of one AM, one FM, and one TV station in any of the 25 largest markets, provided there are at least 30 separately owned stations in the market. The 1996 Act directed the Commission to extend its one-to-a-market waiver policy to the top 50 markets, consistent with the public interest, convenience and necessity. On November 7, 1996, the FCC released a Second Further Notice of Proposed Rulemaking seeking comment on a number of issues relating to the local television ownership rules, including its tentative conclusion that it should extend the presumptive waiver of the one-to-a-market rule to the top 50 markets. The Commission also requested further comment on whether there is a continued need for the rule and, if there is, whether the rule should be further modified. In addition, on September 27, 1996, the FCC released a Notice of Inquiry seeking comment on whether it should relax its policy of granting waivers of the radio/newspaper cross-ownership restriction.

     Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the Commission to review its remaining ownership rules biennially -- as part of its regulatory reform obligations -- to determine whether its various rules are still necessary. On March 13, 1998, the FCC initiated its first biennial review of its broadcast ownership rules and solicited comment on matters including the effect which the relaxation of the local radio ownership limitations pursuant to the 1996 Act has had on competition in the local advertising markets and in programming. The Company cannot predict the impact of the biennial review process or any other agency or legislative initiatives upon the FCC's broadcast rules. Further, the 1996 Act's relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Company's stations are located, particularly to the extent that any of the Company's competitors may have greater resources and thereby be in a better position to capitalize on such changes.

     Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, limited partners who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee (either directly or indirectly), generally will be deemed to have an attributable interest in the license. Certain institutional investors who exert no control or influence over a licensee may own up to ten percent of such outstanding voting stock without being considered "attributable". Under current FCC regulations, debt instruments, non-voting stock, properly insulated limited partnership interests (as to which the licensee certifies that the limited partners are not "materially involved" in the management and operation of the subject media property) and voting stock held by minority stockholders in cases in which there is a single majority stockholder generally are not attributable. The FCC's "cross-interest" policy, which precludes an individual or entity from having a "meaningful"
(even though not attributable) interest in one media property and an attributable interest in a broadcast, cable or newspaper property in the same area, may be invoked in certain circumstances to reach interests not expressly covered by the multiple ownership rules. See "--Recent Developments--Tichenor Merger" and "--Control by Certain Shareholders--Relationship Between the Company and Clear Channel."

     In January 1995, the FCC initiated a rulemaking proceeding designed to permit a "thorough review of [its] broadcast media attribution rules." Among the issues on which comment was sought were (i) whether to change the voting stock attribution benchmarks from five percent to ten percent and, for passive investors, from ten percent to twenty percent; (ii) whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable; (iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not considered cognizable if a single shareholder owns more than fifty percent of the voting power); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate, modify or codify the cross-interest policy; and (vii) whether to adopt a new policy which would consider whether multiple cross interests or other significant business relationships (such as time brokerage agreements, debt relationships or holdings of nonattributable interests), which individually do not raise concerns, raise issues with respect to diversity and competition. On November 7, 1996, the FCC released a Further Notice of Proposed Rulemaking in order to elicit further comment on several issues concerning its review of the broadcast attribution rules. In general, the FCC seeks comment as to whether the recent relaxation of the multiple ownership rules resulting from passage of the 1996 Act should affect the Commission's review of the rules, including whether a combination of debt and equity exceeding a certain threshold should be considered to be an attributable interest. The Company cannot predict with certainty when this proceeding will be concluded or whether any of these standards will be changed. Should the attribution rules be changed, the Company is unable to predict what effect, if any, such changes would have on the Company or its activities.

LICENSE GRANT AND RENEWAL.

     Prior to the passage of the 1996 Act, radio broadcasting licenses generally were granted or renewed for a period of seven years upon a finding by the FCC that the "public interest, convenience, and necessity" had been served thereby. At the time an application was made for renewal of a radio license, parties in interest could file petitions to deny the application, and such parties, including members of the public, could comment upon the service the station had provided during the preceding license term. In addition, prior to passage of the 1996 Act, any person was permitted to file a competing application for authority to operate on the station's channel and replace the incumbent licensee. Renewal applications were granted without a hearing if there were no competing applications or if issues raised by petitioners to deny such applications were not serious enough to cause the FCC to order a hearing. If competing applications were filed, a full comparative hearing was required.

     Under the 1996 Act, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant broadcast licenses for terms of up to eight years. The 1996 Act also requires renewal of a broadcast license if the FCC finds that (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and
(3) there have been no other serious violations which taken together constitute a pattern of abuse. In making its determination, the FCC may still consider petitions to deny but cannot consider whether the public interest would be better served by a person other than the renewal applicant. Instead, under the 1996 Act, competing applications for the same frequency may be accepted only after the Commission has denied an incumbent's application for renewal of license.

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

OTHER REGULATIONS AFFECTING RADIO BROADCASTING STATIONS.

     The FCC has significantly reduced its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. In 1990, the U.S. Supreme Court refused to review a lower court decision that upheld the FCC's 1987 action invalidating most aspects of the Fairness Doctrine, which had required broadcasters to present contrasting views on controversial issues of public importance. The FCC has, however, continued to regulate other aspects of fairness obligations in connection with certain types of broadcasts. In addition, there are FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as political advertising practices, equal employment opportunities, application procedures and other areas affecting the business or operations of broadcast stations.

ANTITRUST MATTERS.

     An important element of the Company's growth strategy involves the acquisition of additional radio stations, many of which are likely to require preacquisition antitrust review by the FTC and the Antitrust Division. Following passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks, particularly in instances where the proposed acquirer already owns one or more radio stations in a particular market and the acquisition involves another radio station in the same market. Recently, the Antitrust Division has obtained consent decrees requiring an acquirer to dispose of at least one radio station in a particular market where the acquisition otherwise would have resulted in an undue concentration of market share by the acquirer. There can be no assurance that the Antitrust Division or the FTC will not seek to bar the Company from acquiring additional radio stations in a market where the Company's existing stations already have a significant market share of the overall radio market or the Spanish language market segment.

ENVIRONMENTAL MATTERS.

     As the owner, lessee or operator of various real properties and facilities, the Company is subject to various federal, state and local environmental laws and regulations. Historically, compliance with such laws and regulations has not had a material adverse effect on the Company's business. There can be no assurance, however, that compliance with existing or new environmental laws or regulations will not require the Company to make significant expenditures in the future.

RECENT DEVELOPMENTS, PROPOSED LEGISLATION AND REGULATION.

     The FCC is considering ways to introduce new technologies to the radio broadcasting industry, including terrestrial delivery of digital audio broadcasting on both the AM and FM bands. In 1997, the FCC granted two licenses for national, satellite-delivered digital audio broadcasting services. These services will be capable of delivering multiple, high-quality channels of audio. The Company is unable to predict the effect any such new technology will have on the Company's financial condition or results of operations. In addition, cable television operators and direct satellite broadcast television companies market service commonly referred to as "cable radio" which provides their subscribers with several high-quality channels of music, news and other information. Technical considerations currently limit this technology to fixed locations.

     The FCC presently is seeking comment on its policies designed to increase minority ownership of mass media facilities. Congress, however, has enacted legislation that eliminated the minority tax certificate program of the FCC, which gave favorable tax treatment to entities selling broadcast stations to entities controlled by an ethnic minority. In addition, a Supreme Court decision has cast into doubt the continued validity of other FCC programs designed to increase minority ownership of mass media facilities.

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

CONCENTRATION OF CASH FLOW FROM LOS ANGELES STATIONS.

     Broadcast cash flow generated by the Company's Los Angeles stations accounted for approximately 36.2% of the Company's broadcast cash flow for the year ended December 31, 1997. Increased competition for advertising dollars with other radio stations and communications media in the Los Angeles metropolitan area, both generally and relative to the broadcasting industry, increased competition from a new format competitor and other competitive and economic factors could cause a decline in revenue generated by the Company's Los Angeles stations. A significant decline in the revenue of the Los Angeles stations could have a material adverse effect on the Company's overall results of operations and broadcast cash flow.

CONTROL BY CERTAIN STOCKHOLDERS

CONTROL BY THE TICHENOR FAMILY.

     McHenry T. Tichenor, Jr., the Company's Chairman, President and Chief Executive Officer, McHenry T. Tichenor, Sr., the David T. Tichenor Trust, Warren
W. Tichenor, William E. Tichenor and Jean T. Russell (collectively, the "Tichenor Family") are parties to a Voting Agreement with one another, dated as of July 1, 1996 (the "Voting Agreement"). As of January 15, 1998, the Tichenor Family had voting control over approximately 22.1% of the shares of Class A Common Stock. This enables the Tichenor Family to exert significant influence over all matters submitted to the stockholders. Such ownership and control by the Tichenor Family could have the effect of delaying or preventing a change in control of the Company, thereby possibly having the effect of depriving stockholders of the opportunity to receive a premium for their shares. Such ownership and control could also have the effect of making the Company less attractive to a potential acquirer and could result in holders of Class A Common Stock receiving less consideration upon a sale of their shares than might otherwise be available in the event of a takeover attempt.

RELATIONSHIP BETWEEN THE COMPANY AND CLEAR CHANNEL.

     As of January 15, 1998, Clear Channel owned no shares of Class A Common Stock and thus was not entitled to vote in the election of the Company's directors. However, Clear Channel owned all of the outstanding shares of the Company's Class B Common Stock, which accounted for approximately a 29.1% interest in the Common Stock of the Company. As long as Clear Channel owns at least 20.0% of the Company's Common Stock, Clear Channel will have a class vote on certain matters, including the sale of all or substantially all of the assets of the Company, any merger or consolidation involving the Company where the stockholders of the Company immediately prior to the transaction would not own at least 50.0% of the capital stock of the surviving entity, any reclassification, capitalization, dissolution, liquidation or winding up of the Company, the issuance of any shares of Preferred Stock by the Company, the amendment of the Company's Restated Certificate of Incorporation in a manner that adversely affects the rights of the holders of Class B Common Stock, the declaration or payment of any non-cash dividends on the Company's Common Stock, or any amendment to the Company's Certificate of Incorporation concerning the Company's capital stock. Furthermore, shares of Class B Common Stock are convertible into shares of Class A Common Stock, at the holder's option, subject to any necessary governmental consents, including the consent of the FCC. Because of the FCC's cross interest policy, which bars a party that holds an attributable relationship in one or more radio stations in a market from having a "meaningful relationship" with another radio station in that market, Clear Channel may not presently convert its shares of Class B Common Stock into shares of Class A Common Stock. The provisions of the Class B Common
Stock could have the effect of delaying or preventing a change in control of the Company, thereby possibly having the effect of depriving stockholders of the opportunity to receive a premium for their shares. Such provisions could also have the effect of making the Company less attractive to a potential acquirer and could result in holders of Class A Common Stock receiving less consideration upon a sale of their shares than might otherwise be available in the event of a takeover attempt.

     The nature of the respective businesses of the Company and Clear Channel gives rise to potential conflicts of interest between the two companies. The Company and Clear Channel are each engaged in the radio broadcasting business in certain markets, and as a result, they are competing with each other for advertising revenues. As of March 12, 1998, Clear Channel owned or programmed 173 radio stations in 37 domestic markets, as well as radio stations in a number of foreign countries. Clear Channel also owned or programmed 18 television stations and was one of the largest domestic outdoor advertising companies based on its total inventory of advertising display faces. Clear Channel's television and outdoor advertising operations may also be deemed to compete with the Company's business. In addition, conflicts could arise with respect to transactions involving the purchase or sale of radio broadcasting companies, particularly Spanish language radio broadcasting companies, the issuance of shares of Common Stock or Preferred Stock, or the payment of dividends by the Company.

     Although Clear Channel does not currently engage in the domestic Spanish language radio broadcasting business, other than through its ownership of shares in the Company, circumstances could arise that would cause Clear Channel to engage in the domestic Spanish language radio broadcasting business. There can be no assurance that Clear Channel will not engage in the domestic Spanish language radio broadcasting business. In addition, as part of Clear Channel's overall acquisition strategy, Clear Channel may from time to time acquire Spanish language radio broadcasting companies individually or as part of a larger group and thereafter engage in the Spanish language radio broadcasting business. Such activities could directly or indirectly compete with the Company's business. In addition, Clear Channel may from time to time make international acquisitions of or investments in companies engaged in the Spanish language radio broadcasting business outside the United States and the Company and Clear Channel may compete for such acquisition or investment opportunities. To the extent the Company enters new lines of business, it may be deemed to compete directly or indirectly with Clear Channel, and the Company and Clear Channel may compete in the future with respect to acquisitions and investment opportunities in these areas.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein are not based upon historical facts, but are forward-looking statements based upon numerous assumptions made as of the date hereof. When used in the preceding and following discussions, the words "believes," "intends," "expects," "anticipates" and similar expressions are intended to identify such forward-looking statements, which are subject to various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, industrywide market factors and regulatory developments affecting the Company's operations, acquisitions and dispositions of broadcast properties, the financial performance of start-up stations, and efforts by the Company's management to integrate its operating philosophies and practices at the station level. The Company disclaims any obligation to update the forward-looking statements contained herein.

INDUSTRY SEGMENTS

     The Company considers radio broadcasting to be its only business segment.

EMPLOYEES

     As of February 25, 1998, the Company employed 609 persons on a full-time basis, including corporate employees and 16 employees (at WADO-AM, New York) who are subject to two collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters is in Dallas, Texas. The lease agreement for the approximately 7,000 square feet of office space in Dallas expires on August 14, 1998. The Company's corporate offices will be moved from their current location at 100 Crescent Court in Dallas, Texas, to 3102 Oak Lawn Avenue in Dallas, Texas, where the Company has leased approximately 11,000 square feet. The initial term of this lease expires in 2013, and the Company has one option to extend the lease for one additional five-year term.

     The types of properties required to support each of the Company's radio stations listed in Item 1 above includes offices, studios, transmitter sites and antenna sites. A radio station's studios are generally housed with its offices in downtown or business districts. A radio station's transmitter sites and antenna sites generally are located in a manner that provides maximum market coverage subject to the station's FCC license and FCC rules and regulations.

     The studios and offices of the Company's radio stations are located in leased or owned facilities. These leases generally have expiration dates that range from three to sixteen years. The Company either owns or leases its transmitter and antenna sites. These leases generally have expiration dates that range from five to thirty years. The Company does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.

     A substantial amount of the Company's broadcast cash flow was generated by the Company's Los Angeles stations during 1997. Accordingly, the offices, studios, transmitter sites and antenna sites used in the operation of the Company's Los Angeles stations may be material to the Company's overall operations.

     As noted in Item 1 above, as of December 31, 1997, the Company owns or programs 36 radio stations in 11 markets throughout the United States. Therefore, except as set forth above, no one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations. The Company owns substantially all of the equipment used in its radio broadcasting business.

ITEM 3.  LEGAL PROCEEDINGS


     On June 14, 1996, a purported class action lawsuit entitled LEVINE V. CECIL HEFTEL, H. CARL PARMER, MADISON GRAVES, RICHARD HEFTEL, JOHN MASON, HEFTEL BROADCASTING CORPORATION AND CLEAR CHANNEL COMMUNICATIONS, INC. (Case No. 15066) was filed in the Court of Chancery of the State of Delaware in the County of New Castle. The complaint sought to enjoin the Company and the other defendants from completing the then-pending tender offer by Clear Channel for the Company's outstanding Class A Common Stock ("Tender Offer"), and also alleged that Cecil Heftel and H. Carl Parmer, each a former director and executive officer of the Company, had breached their fiduciary duties to the Company and its shareholders by negotiating certain amounts that would be paid to them pursuant to their respective employment agreements upon termination thereof at the consummation of the Tender Offer. The Company and the other defendants believed that the claims were meritless, and filed a
motion to   dismiss the lawsuit and requested the plaintiffs to dismiss the lawsuit voluntarily. The lawsuit was subsequently dismissed without prejudice pursuant to a Stipulation of Dismissal, which was approved by the Court of Chancery on March 5, 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF CLASS A COMMON STOCK

     The Class A Common Stock is traded on the Nasdaq National Market under the symbol "HBCCA." The following table sets forth for each of the periods presented below, the high and low closing sale prices per share as reported by the Nasdaq National Market.

                                                                 HIGH     LOW
                                                                 ----     ---
FISCAL YEAR ENDED SEPTEMBER 30, 1996
      First Quarter                                             $  9.75  $  7.38
      Second Quarter                                              10.50     7.63
      Third Quarter                                               14.94     9.75
      Fourth Quarter                                              21.82    14.13

OCTOBER 1, 1996 TO DECEMBER 31, 1996                            $ 23.88  $ 15.38

FISCAL YEAR ENDED DECEMBER 31, 1997
      First Quarter                                             $ 23.31  $ 15.88
      Second Quarter                                              27.75    22.13
      Third Quarter                                               38.06    27.00
      Fourth Quarter                                              46.75    32.50

     As of December 31, 1997, there were approximately 68 holders of the Class A Common Stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

DIVIDEND POLICY

The Company has never paid a cash dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings for use in the growth of its business. The Company currently is restricted from paying any cash dividends on its capital stock under the Credit Agreement.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data for Heftel Broadcasting Corporation and its subsidiaries for the year ended December 31, 1997, the three months ended December 31, 1996, and the four years ended September 30, 1996 (in thousands, except per share data):

                                                            Three Months
                                                Year Ended     Ended             Year Ended September 30,
                                               December 31, December 31,  ----------------------------------------
                                                  1997          1996        1996       1995      1994      1993
                                                --------      --------    --------   --------  --------  --------
STATEMENT OF OPERATIONS DATA:
Net revenues                                    $136,584      $ 18,309    $ 71,732   $ 64,160  $ 27,433  $ 21,331
Operating expenses                                82,065        11,207      48,896     43,643    15,345    11,949
Depreciation and amortization                     14,928         1,747       5,140      3,344     1,906     1,760
                                                --------      --------    --------   --------  --------  --------
Operating income before corporate expenses        39,591         5,355      17,696     17,173    10,182     7,622
Corporate expenses                                 4,579           368       5,072      4,720     3,454     2,530
                                                --------      --------    --------   --------  --------  --------
Operating income                                  35,012         4,987      12,624     12,453     6,728     5,092
                                                --------      --------    --------   --------  --------  --------
OTHER EXPENSE (INCOME):
     Interest expense, net                         3,541         2,841      11,034      6,389     2,997     2,312
     Income (loss) in equity of joint
       venture(a)                                      -             -           -          -      (616)     (746)
     Restructuring charges(b)                          -             -      29,011          -         -         -
     Other, net                                       82           (18)      1,671        428     1,407       533
                                                --------      --------    --------   --------  --------  --------
                                                   3,623         2,823      41,716      6,817     3,788     2,099
                                                --------      --------    --------   --------  --------  --------
Income (loss) before minority interest and
income tax                                        31,389         2,164     (29,092)     5,636     2,940     2,993
Minority interest(a)                                   -             -           -      1,167       351         -
Income tax                                        12,617           100          65        150       100       272
                                                --------      --------    --------   --------  --------  --------
Income (loss) from continuing operations          18,772         2,064     (29,157)     4,319     2,489     2,721
Loss on discontinued operations of CRC(b)              -             -       9,988        626       285         -
                                                --------      --------    --------   --------  --------  --------
Income (loss) before extraordinary item           18,772         2,064     (39,145)     3,693     2,204     2,721
Extraordinary item - loss on retirement of debt        -             -       7,461          -     1,738         -
                                                --------      --------    --------   --------  --------  --------
Net income (loss)                               $ 18,772      $  2,064    $(46,606)  $  3,693  $    466  $  2,721
                                                --------      --------    --------   --------  --------  --------
                                                --------      --------    --------   --------  --------  --------
Net income (loss) per common share(c):

     Basic:
     Continuing operations                      $   0.45      $   0.09    $  (1.41)  $   0.21  $   0.25  $   0.32
     Discontinued operations                           -             -       (0.49)     (0.03)    (0.03)        -
     Extraordinary loss                                -             -       (0.36)         -     (0.19)        -
                                                --------      --------    --------   --------  --------  --------
     Net income (loss)                          $   0.45      $   0.09    $  (2.26)  $   0.18  $   0.03  $   0.32
                                                --------      --------    --------   --------  --------  --------
                                                --------      --------    --------   --------  --------  --------

     Diluted:
     Continuing operations                      $   0.45      $   0.09    $  (1.41)  $   0.20  $   0.22  $   0.27
     Discontinued operations                           -             -       (0.49)     (0.03)    (0.03)        -
     Extraordinary loss                                -             -       (0.36)         -     (0.16)        -
                                                --------      --------    --------   --------  --------  --------
     Net income (loss)                          $   0.45      $   0.09    $  (2.26)  $   0.17  $   0.03  $   0.27
                                                --------      --------    --------   --------  --------  --------
                                                --------      --------    --------   --------  --------  --------

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING:
     Basic                                        41,671        23,095      20,590     20,021     9,137     7,934
     Diluted                                      41,792        23,095      20,590     21,611    10,769     9,276

OTHER OPERATING DATA:
Broadcast cash flow                             $ 54,519      $  7,102    $ 22,836   $ 20,517  $ 12,088  $  9,382
EBITDA                                            49,940         6,734      17,764     15,797     8,634     6,852

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                                 $ 10,970      $  8,429    $  7,168   $ 14,967  $ 18,366  $    715
Net intangible assets                            423,530       120,592     121,742    109,253    70,528     8,727
Total assets                                     512,249       163,725     165,751    151,637   113,353    25,770
Long-term debt, less current portion              14,122       135,504     137,659     97,516    59,898    27,046
Stockholders' equity (deficiency)                389,960        14,166      12,101     43,581    44,436   (10,164)

(a) See Note 1 to consolidated financial statements.
(b) See Note 4 to consolidated financial statements.
(c) All common share and per-common-share amounts have been adjusted retroactively for a two-for-one common stock split effective December 1, 1997

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the consolidated results of operations and cash flows of the Company for the year ended December 31, 1997, the three months ended December 31, 1996 and each of the two years in the period ended September 30, 1996 and consolidated financial condition as of December 31, 1997 and 1996 should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this report.

GENERAL

     The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are net revenues (gross revenues net of agency commissions) and operating expenses (excluding depreciation and amortization and corporate general and administrative expense). The primary source of revenues is the sale of broadcasting time for advertising. The Company's most significant operating expenses for purposes of the computation of broadcast cash flow are employee salaries and commissions, programming expenses, and advertising and promotion expenses. The Company strives to control these expenses by working closely with local station management. The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues. The second and third quarters generally produce the highest revenues.

     Broadcast cash flow is not calculated in accordance with generally accepted accounting principles. This measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow does not take into account the Company's debt service requirements and other commitments and, accordingly, broadcast cash flow is not necessarily indicative of amounts that may be available for dividends, reinvestment in the Company's business or other discretionary uses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1996.

     During 1997, the Company completed the Tichenor Merger and entered into the KSCA Option. The results of operations for 1997 do not reflect a full year of operations of Tichenor or KSCA and 1996 results of operations exclude the financial results of these transactions. Consequently, the results of operations for 1997 and 1996 are not entirely comparable.

     For the year ended December 31, 1997, net revenues increased by $64.9 million, or 90.5% to $136.6 million compared to $71.7 million for the year ended September 30, 1996. Operating expenses increased by $33.2 million, or 67.9%, to $82.1 million for the year ended December 31, 1997 compared to $48.9 million for the year ended September 30, 1996. Broadcast cash flow increased $31.7 million, or 139.0% to $54.5 million for the year ended December 31, 1997 compared to $22.8 million for the year ended September 30, 1996. The improved operating performance was due to contributions from the radio stations acquired in the Tichenor Merger, improved performance from start-up stations, and same station revenue growth.

     Corporate expenses for the year ended December 31, 1997 were $4.6 million compared to $5.1 million for the year ended September 30, 1996. Following the Tichenor Merger, the Company shut down duplicative corporate headquarters in Las Vegas, Nevada, and consolidated the corporate headquarters in Dallas, Texas. As a result, EBITDA increased $32.2 million, or 181.1% to $49.9 million.

     Depreciation and amortization increased $9.8 million, or 192.2% to $14.9 million for the year ended December 31, 1997 compared to $5.1 million for the year ended September 30, 1996. The increase is primarily attributable to depreciation and amortization arising from the Tichenor Merger.

     Interest expense, net of interest income, decreased by $7.5 million, or 67.9% for the year ended December 31, 1997 compared to $11.0 million for the year ended September 30, 1996. The decrease in interest expense was due to a $97.0 million reduction in outstanding debt through the February 1997 Offering and through repayments in debt from the Company's cash flow.

     Other expenses declined from $41.7 million for the year ended September 30, 1996 to $3.6 million for the year ended December 31, 1997. During fiscal 1996, the Company incurred $29.0 million of restructuring charges and $1.4 million of costs relating to unconsummated acquisitions. The Company did not incur these expenses in 1997.

     Income tax expense increased from $65,000 for the year ended September 30, 1996 to $12.7 million for the year ended December 31, 1997. The increase was primarily due to an improvement in earnings before taxes from a loss for the year ended September 30, 1996 of $29.1 million to income of $31.4 million for the year ended December 31, 1997.

     The results of operations for the year ended December 31, 1997 did not include any loss on discontinued operations or any extraordinary loss on the retirement of debt. In 1996, the loss on discontinued operations due to the shut down of CRC was $10.0 million and the extraordinary loss on the retirement of debt was $7.5 million.

     The Company generated net income of $18.8 million for the year ended December 31, 1997 compared to a net loss of $46.6 for the year ended September 30, 1996.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1996 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1995.

     On February 14, 1997, the Board of Directors of the Company voted to change the Company's fiscal year from September 30 to December 31. The quarter ended December 31, 1996 represents the transition period.

     For the quarter ended December 31, 1996, net revenues increased by $0.8 million, or 4.6% to $18.3 million compared to $17.5 million for the quarter ended December 31, 1995. Income from continuing operations increased by $0.8 million, or 58.5%, to $2.1 million for the quarter ended December 31, 1996 compared to $1.3 million for the quarter ended December 31, 1995. A loss on discontinued operations of $0.4 million was recognized in the quarter ended December 31, 1995. The Company generated net income of $2.1 and $0.9 million for the quarters ended December 31, 1996 and 1995, respectively.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1995.

     During fiscal 1995, the Company completed several radio station acquisitions. Due to the financial effects of these transactions, the results of operations for fiscal 1996 reflect a full year of operations for these radio stations compared to a partial year in fiscal 1995.
Consequently, the results of operations for the years ended September 30, 1996 and 1995 are not entirely comparable.

     Net revenues increased by $7.5 million, or 11.7%, to $71.7 million in the year ended September 30, 1996 from $64.2 million in the same period of 1995. Operating expenses increased by $5.3 million, or 12.2% to $48.9 million in the year ended September 30, 1996 from $43.6 million in the same period of 1995. These increases were due primarily to the results of operations of additional radio stations acquired during fiscal 1995 which contributed for a partial year in fiscal 1995 and a full year in fiscal 1996.

     Interest expense, net of interest income, increased by $4.6 million, or 71.9%, to $11.0 million in the year ended September 30, 1996 from $6.4 million in the same period of 1995 primarily due to increased borrowings totaling approximately $42.0 million resulting from radio station asset acquisitions and certain transaction costs related to the Clear Channel Tender Offer Agreement ("Tender Offer").

      Other expenses increased by $34.9 million to $41.7 million during the year ended September 30, 1996 as compared to $6.8 million for the same period in 1995. In fiscal 1996, the Company incurred a loss of $29.0 million relating to certain one-time restructuring charges related to the change in control as described further in the following paragraph. During fiscal 1996, the Company incurred $1.4 million in cost related to unconsummated acquisitions as compared to $142,000 for fiscal 1995. In fiscal 1995, the Company recorded $1.2 million in minority interest relating to Viva Media.
In fiscal 1996, the Company owned 100% of Viva Media therefore no minority interest was recognized.

     In connection with the Tender Offer, the Company incurred certain one-time restructuring charges totaling approximately $29.0 million during the quarter ended September 30, 1996. The material components of the restructuring charges are $18.8 million in payments to former senior executives relating to employment contract settlements, $4.7 million in broker commissions and transaction costs, $2.6 million in costs relating to the planned closing of duplicate facilities, plus $1.8 million in severance relating to employee terminations resulting from the restructuring.

     Effective August 5, 1996, the Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by CRC. The total loss relating to the discontinued operations of CRC for fiscal 1996 was $10.0 million. The charge to operations for the disposal of CRC for the year ended September 30, 1996 was $8.1 million, of which $6.2 million relates to non-cash charges resulting from the write-off of goodwill. No income tax benefit was realized due to the Company's net operating loss carryforwards. The charge to operations for the loss from operations of CRC was $1.9 million. This amount reflects the operating losses from the measurement date, August 5, 1996, through the disposal date, December 31, 1996. CRC fulfilled its contractual program obligations and ceased operating on December 31, 1996.

     For the year ended September 30, 1996, the Company incurred a non-cash extraordinary loss of $7.5 million as a result of refinanced debt. No income tax benefit was realized due to the Company's net operating loss carryforwards.

     During fiscal 1996, the Company incurred a net loss of $46.6 million compared to net income of $3.7 million in the same period of fiscal 1995. The change from net income in fiscal 1995 to the net loss in fiscal 1996 of $50.3 million is due to the restructuring charges related to the change in control, the discontinued operations of CRC, the loss on retirement of debt, and the increase in interest expense, as described above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the year ended December 31, 1997 was $43.8 million compared to net cash used in operating activities for the year ended September 30, 1996 of $20.1 million. Generally, capital expenditures are financed with cash provided by operations and long-term borrowings. For the year ended December 31, 1997, the Company's capital expenditures were $4.0 million compared to $3.7 million for the year ended September 30, 1996. The increase in capital expenditures was due primarily to the Tichenor Merger. During 1997, the Company spent $1.1 million ($3.2 million to acquire KLTO(FM) net of approximately $2.1 million of cash and cash equivalents acquired in the Tichenor Merger), to acquire radio stations. In 1996, the Company spent $20.2 million to acquire the assets of WPAT(AM) (New York City market). During 1997, the Company made two KSCA Option payments which aggregated $13 million. The option payments will be credited against the cash to be paid at closing for the KSCA(FM) assets if the KSCA Option is exercised. See the "Recent Developments" section.

STOCKHOLDERS' EQUITY

     On February 10, 1997, the Company completed the February 1997 Offering selling 4,830,000 (pre-split) shares of its Class A Common Stock for $36.80 (pre-split) per share, after underwriters' discounts and commissions. The net proceeds of the offering were approximately $176.4 million.

      On January 22, 1998, the Company completed the 1998 Offering, selling 5,750,000 shares of Class A Common Stock for $39.75 per share, after underwriters' discounts and commissions. The net proceeds of the offering were approximately $205.3 million.

LONG-TERM DEBT

     On February 12, 1997, the Company repaid borrowings of $143.0 million outstanding under an existing $155 million credit facility with a portion of the proceeds from the Offering.

     On February 14, 1997, the Company entered into a new $300 million credit facility (the "Credit Facility"), replacing the existing credit facility and initially borrowed $46.0 million. The Company used advances under the Credit Facility and a portion of the proceeds from the Offering to retire the outstanding debt and senior preferred stock of Tichenor assumed on the date of the Merger. The Company repaid $34.0 million under the Credit Facility from cash provided by operations. At December 31, 1997, the Company had outstanding borrowings of $12.0 million under the Credit Facility. The Company's ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Company may elect under the terms of the Credit Facility to increase the facility by $150.0 million. The Credit Facility is secured by the stock of the Company's subsidiaries.

     Borrowings under the Credit Facility bear interest at a rate based on LIBOR plus an applicable margin as determined by the Company's leverage ratio. The interest rate on the borrowings outstanding under the Credit Facility at December 31, 1997 was 6.38%. Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending December 31, 2004.

     Available cash on hand plus cash provided by operations were sufficient to pay interest due under the Credit Facility and fund capital expenditures during the year ended December 31, 1997. The Company's management believes that it will have sufficient cash flow to finance its operations and satisfy its debt service requirements. The Company regularly reviews potential acquisitions. Future acquisitions are expected to be made from available cash balances, additional borrowings under the Credit Facility, or from cash provided by operations.

ACCOUNTING PRONOUNCEMENTS

     In 1998, the Company will adopt Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, and Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which become effective in 1998. In 1999, the Company will adopt Statement of Financial Accounting Standards No. 132, EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS which becomes effective in 1999. The adoption of these new accounting standards is not expected to have a material impact on the Company.

YEAR 2000

     The Company has been replacing its software as part of its long-term technological plans. The new software being implemented functions properly with respect to dates in the year 2000 and thereafter. The Company does not expect that the implementation of the new software will materially effect future financial results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS



                                                                                           Page
                                                                                          Number
                                                                                          ------
Reports of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . .       28-29

Consolidated Balance Sheets as of December 31, 1997 and 1996  . . . . . . . . . . . .       30

Consolidated Statements of Operations for the Year Ended December 31, 1997,
    the Three Months Ended December 31, 1996, and the Years Ended
    September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .       31

Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 1997,
    the Three Months Ended December 31, 1996, and the Years Ended
    September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .       32

Consolidated Statements of Cash Flows for the Year Ended December 31, 1997,
    the Three Months Ended December 31, 1996, and the Years Ended
    September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .       33

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . .       34

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Heftel Broadcasting Corporation:

We have audited the accompanying consolidated balance sheet of Heftel Broadcasting Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended December 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsiblity is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heftel Broadcasting Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                           /s/ KPMG Peat Marwick LLP

Dallas, Texas
March 9, 1998

                          REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Heftel Broadcasting Corporation

   We have audited the accompanying consolidated balance sheet of Heftel Broadcasting Corporation as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the three months ended December 31, 1996 and each of the two years in the period ended September 30, 1996. Our audits also included the financial statement schedule included in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financials statements referred to above present fairly, in all material respects, the consolidated financial position of Heftel Broadcasting Corporation at December 31, 1996, and the consolidated results of its operations and its cash flows for the three months ended December 31, 1996 and each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present farily in all material respects the information set forth therein.

                                             /s/ ERNST & YOUNG LLP

Los Angeles, California
July 2, 1997

                 HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                                                             December 31,
                                                                                                       1997              1996
                                                                                                   ------------      ------------
Current assets:
     Cash and cash equivalents                                                                     $  6,553,271      $  4,787,652
     Accounts receivable, net of allowance of $2,612,847 in 1997 and $1,128,158 in 1996              29,324,324        16,995,571
     Prepaid expenses and other current assets                                                          817,456           631,791
                                                                                                   ------------      ------------
               Total current assets                                                                  36,695,051        22,415,014
                                                                                                   ------------      ------------
Property and equipment, at cost:
     Land                                                                                            11,046,486         6,662,690
     Buildings and improvements                                                                       7,034,799         4,856,071
     Broadcast and other equipment                                                                   20,663,573        12,740,683
     Furniture and fixtures                                                                           5,705,226         2,996,850
                                                                                                   ------------      ------------
                                                                                                     44,450,084        27,256,294
     Less accumulated depreciation                                                                   11,150,167         7,590,009
                                                                                                   ------------      ------------
                                                                                                     33,299,917        19,666,285
                                                                                                   ------------      ------------
Intangible assets:
     Broadcast licenses                                                                             334,821,684        98,725,706
     Cost in excess of fair value of net assets acquired                                             95,308,112        24,135,219
     Other intangible assets                                                                         14,351,232         7,505,000
                                                                                                   ------------      ------------
                                                                                                    444,481,028       130,365,925
     Less accumulated amortization                                                                   20,951,102         9,773,591
                                                                                                   ------------      ------------
                                                                                                    423,529,926       120,592,334
                                                                                                   ------------      ------------
Deferred charges and other assets, net                                                               18,723,785         1,051,462
                                                                                                   ------------      ------------
          Total assets                                                                             $512,248,679   $163,725,095
                                                                                                   ------------      ------------
                                                                                                   ------------      ------------
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                                $2,103,419          $366,269
     Accrued expenses                                                                                19,832,802        11,759,653
     Income taxes payable                                                                             3,349,161                 -
     Current portion of long-term obligations                                                           440,097         1,860,237
                                                                                                   ------------      ------------
               Total current liabilities                                                             25,725,479        13,986,159
                                                                                                   ------------      ------------
Long-term obligations, less current portion                                                          14,122,019       135,504,232
                                                                                                   ------------      ------------
Deferred income taxes                                                                                82,441,601            69,000
                                                                                                   ------------      ------------
Commitments and contingencies

Stockholders' equity:
     Preferred Stock, cumulative, $.001 par value; authorized 5,000,000 shares;
          no shares issued or outstanding                                                                     -                 -
     Class A Common Stock, $.001 par value; authorized 50,000,000 shares in 1997 and
          30,000,000 shares in 1996; issued and outstanding 29,978,748 shares in 1997
          and 23,095,462 shares in 1996                                                                  29,979            11,548
     Class B Common Stock, $.001 par value; authorized 50,000,000 shares in 1997 and
          7,000,000 shares in 1996; issued and outstanding 14,156,470 shares in 1997
          and none in 1996                                                                               14,156                 -
     Additional paid-in capital                                                                     459,567,282       102,578,149
     Accumulated deficit                                                                            (69,651,837)      (88,423,993)
                                                                                                   ------------      ------------
          Total stockholders' equity                                                                389,959,580        14,165,704
                                                                                                   ------------      ------------
          Total liabilities and stockholders' equity                                               $512,248,679      $163,725,095
                                                                                                   ------------      ------------
                                                                                                   ------------      ------------


                     See accompanying notes to consolidated financial statements

               HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months
                                                  Year Ended       Ended           Year Ended September 30,
                                                 December 31,   December 31,    -----------------------------
                                                    1997            1996            1996              1995
                                                -------------   ------------    ------------      -----------
Revenues                                        $154,869,079    $20,850,616     $ 81,242,695      $72,577,882
Agency commissions                                18,285,224      2,541,648        9,510,663        8,418,340
                                                ------------    -----------     ------------      -----------
Net revenues                                     136,583,855     18,308,968       71,732,032       64,159,542
Operating expenses                                82,064,446     11,207,309       48,896,256       43,642,509
Depreciation and amortization                     14,928,326      1,746,732        5,140,131        3,344,419
                                                ------------    -----------     ------------      -----------
Operating income before corporate expenses        39,591,083      5,354,927       17,695,645       17,172,614
Corporate expenses                                 4,579,270        368,074        5,071,859        4,720,380
                                                ------------    -----------     ------------      -----------
Operating income                                  35,011,813      4,986,853       12,623,786       12,452,234
                                                ------------    -----------     ------------      -----------
Other expense (income):
    Interest income                                 (406,241)       (26,290)        (206,605)        (217,830)
    Interest expense                               3,947,092      2,866,872       11,240,835        6,607,180
    Costs relating to unconsummated
      acquisitions                                         -              -        1,383,187          141,988
    Restructuring charges                                  -              -       29,011,237                -
    Other, net                                        81,973        (18,044)         287,140          285,568
                                                ------------    -----------     ------------      -----------
                                                   3,622,824      2,822,538       41,715,794        6,816,906
                                                ------------    -----------     ------------      -----------
Income (loss) before minority interest and
    income tax                                    31,388,989      2,164,315      (29,092,008)       5,635,328
Minority interest                                          -              -                -        1,166,780
Income tax                                        12,616,833        100,000           65,000          150,000
                                                ------------    -----------     ------------      -----------
Income (loss) from continuing operations          18,772,156      2,064,315      (29,157,008)       4,318,548
                                                ------------    -----------     ------------      -----------
Discontinued operations:
    Loss from operations of CRC                            -              -        1,844,939          625,970
    Loss on disposal of CRC                                -              -        8,142,598                -
                                                ------------    -----------     ------------      -----------
Total loss on discontinued operations                      -              -        9,987,537          625,970
                                                ------------    -----------     ------------      -----------
Income (loss) before extraordinary item           18,772,156      2,064,315      (39,144,545)       3,692,578
Extraordinary item - loss on retirement of
    debt                                                   -              -        7,461,267                -
                                                ------------    -----------     ------------      -----------
Net income (loss)                               $ 18,772,156    $ 2,064,315     $(46,605,812)     $ 3,692,578
                                                ------------    -----------     ------------      -----------
                                                ------------    -----------     ------------      -----------
Net income (loss) per common share:

    Basic:
    Continuing operations                       $       0.45    $      0.09     $      (1.41)     $      0.21
    Discontinued operations                                -              -            (0.49)           (0.03)
    Extraordinary loss                                     -              -            (0.36)               -
                                                ------------    -----------     ------------      -----------
    Net income (loss)                           $       0.45    $      0.09     $      (2.26)     $      0.18
                                                ------------    -----------     ------------      -----------
                                                ------------    -----------     ------------      -----------
    Diluted:
    Continuing operations                       $       0.45    $      0.09     $      (1.41)     $      0.20
    Discontinued operations                                -              -            (0.49)           (0.03)
    Extraordinary loss                                     -              -            (0.36)               -
                                                ------------    -----------     ------------      -----------
    Net income (loss)                           $       0.45    $      0.09     $      (2.26)     $      0.17
                                                ------------    -----------     ------------      -----------
                                                ------------    -----------     ------------      -----------
Weighted average common shares outstanding:
    Basic                                         41,671,026     23,095,462       20,589,934       20,021,128
    Diluted                                       41,792,191     23,095,462       20,589,934       21,610,692


                    See accompanying notes to consolidated financial statements.

               HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                    Common Stock        Additional                                   Receivables
                                  Preferred     -------------------      paid-in      Accumulated      Treasury       for stock
                                    stock       Class A     Class B      capital        deficit         stock         purchases
                                  ---------     -------     -------    -----------   ------------    -----------     -----------
Balance at September 30, 1994     $  2,296      $ 6,032     $ 4,680   $ 95,698,105  $ (44,670,835)   $(4,019,735)    $(2,584,052)
Repurchase of preferred stock      (1,960)            -           -     (1,958,330)             -              -               -
Preferred stock dividends               -             -           -              -     (2,861,278)             -               -
Common stock issued in
     connection with exercise
     of warrants                        -           160           -      1,679,840              -              -      (1,680,000)
Issuance of stock options               -             -           -        273,654              -              -               -
Net income                              -             -           -              -      3,692,578              -               -
                                  -------       -------     -------   ------------   ------------    -----------     -----------
Balance at September 30, 1995         336         6,192       4,680     95,693,269    (43,839,535)    (4,019,735)     (4,264,052)
Repurchase of preferred stock        (336)            -           -       (335,298)             -              -               -
Preferred stock dividends               -             -           -              -        (42,961)             -               -
Retirement of treasury stock            -             -        (811)    (4,018,924)             -      4,019,735               -
Payment on stockholder notes            -             -           -              -              -              -       4,264,052
Common stock issued in
     connection with:
     Conversion of Class B to
          Class A Common Stock          -         3,869      (3,869)             -              -              -               -
     Exercise of warrants and
          options                       -         1,442           -     10,546,817              -              -               -
     Business acquisition               -            45           -        692,285              -              -               -
Net loss                                -             -           -              -    (46,605,812)             -               -
                                  -------       -------     -------   ------------   ------------    -----------     -----------
Balance at September 30, 1996           -        11,548           -    102,578,149    (90,488,308)             -               -
Net income                              -             -           -              -      2,064,315              -               -
                                  -------       -------     -------   ------------   ------------    -----------     -----------
Balance at December 31, 1996            -        11,548           -    102,578,149    (88,423,993)             -               -
Net proceeds from issuance
     of 4,830,000 shares of
     Class A Common Stock               -         4,830           -    176,363,259              -              -               -
Common Stock issued for
     Tichenor acquisition               -         5,560         130    180,647,941              -              -               -
Conversion of Class A
     Common Stock into
     Class B Common Stock               -        (6,948)      6,948              -              -              -               -
Two-for-one stock split                 -        14,989       7,078        (22,067)             -              -               -
Net income                              -             -           -              -     18,772,156              -               -
                                  -------       -------     -------   ------------   ------------    -----------     -----------
Balance at December 31, 1997      $     -       $29,979     $14,156   $459,567,282   $(69,651,837)   $         -     $         -
                                  -------       -------     -------   ------------   ------------    -----------     -----------
                                  -------       -------     -------   ------------   ------------    -----------     -----------

            See accompanying notes to consolidated financial statements.

               HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months
                                                                 Year Ended          Ended          Year Ended September 30,
                                                                December 31,      December 31,  -------------------------------
                                                                    1997             1996            1996              1995
                                                                -------------     -----------   -------------      ------------
Cash flows from operating activities:
     Net income (loss)                                          $  18,772,156     $ 2,064,315   $ (46,605,812)     $  3,692,578
     Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
          Loss on discontinued operations                                   -               -       9,987,537           625,970
          Extraordinary loss on debt retirement                             -               -       7,461,267                 -
          Provision for bad debts                                   2,756,605         722,691       2,871,700         1,522,235
          Depreciation and amortization                            14,928,326       1,746,732       5,140,131         3,587,341
          Amortization of debt facility fee included
               in interest expense                                    133,200         360,000         993,674           925,740
          Deferred income taxes                                     8,106,930               -               -                 -
          Non-cash restructuring charges                                    -               -       1,219,048                 -
          Changes in operating assets and liabilities:
               Accounts receivable, net                            (4,996,984)       (702,939)     (4,711,197)       (3,545,065)
               Prepaid expenses and other current assets              360,381         380,441       1,175,118          (327,714)
               Accounts payable                                    (4,770,977)       (341,698)       (421,251)       (1,331,888)
               Accrued expenses                                     2,788,673      (1,595,238)      4,087,219         2,433,390
               Income taxes payable                                 5,506,696               -               -                 -
               Other, net                                             206,987         (27,122)        297,960          (393,245)
                                                                -------------     -----------   -------------      ------------
                    Net cash provided by (used in)
                         activities of continuing operations       43,791,993       2,607,182     (18,504,606)        7,189,342
                    Net cash used in discontinued operations                -               -      (1,594,006)         (909,355)
                                                                -------------     -----------   -------------      ------------
                    Net cash provided by (used in) operating
                         activities                                43,791,993       2,607,182     (20,098,612)        6,279,987
                                                                -------------     -----------   -------------      ------------

Cash flows from investing activities:
     Payments received on notes receivable                                  -               -               -           222,586
     Acquisitions of radio stations                                (1,096,424)              -     (20,150,000)      (37,600,000)
     Property and equipment acquisitions                           (4,010,775)       (400,396)     (3,687,780)       (4,011,331)
     Payment of noncompete agreements                                       -               -      (7,000,000)                -
     Additions to intangible assets                                (2,777,245)              -               -                 -
     Collection (funding) of loans to related parties                       -               -       2,357,932          (623,838)
     Increase in other noncurrent assets                          (15,134,257)       (397,684)              -                 -
                                                                -------------     -----------   -------------      ------------
                    Net cash used in investing activities         (23,018,701)       (798,080)    (28,479,848)      (42,012,583)
                                                                -------------     -----------   -------------      ------------

Cash flows from financing activities:
     Borrowings on long-term obligations                           56,000,000               -     163,459,267        36,475,000
     Payments on long-term obligations                           (250,826,404)     (2,153,410)   (123,752,057)         (653,026)
     Payment of deferred financing costs                           (1,232,061)              -      (5,799,878)          (82,411)
     Proceeds from stock issuances                                177,050,792               -      10,548,259                 -
     Repurchase of preferred and common stock                               -               -        (335,634)       (1,960,290)
     Dividends on preferred stock                                           -               -         (42,961)       (2,861,278)
     Note payments from stockholders                                        -               -       4,229,114                 -
                                                                -------------     -----------   -------------      ------------
                    Net cash provided by (used in)
                         financing activities                     (19,007,673)     (2,153,410)     48,306,110        30,917,995
                                                                -------------     -----------   -------------      ------------

Net increase (decrease) in cash and cash equivalents                1,765,619        (344,308)       (272,350)       (4,814,601)
Cash and cash equivalents at beginning of period                    4,787,652       5,131,960       5,404,310        10,218,911
                                                                -------------     -----------   -------------      ------------
Cash and cash equivalents at end of period                      $   6,553,271     $ 4,787,652   $   5,131,960      $  5,404,310
                                                                -------------     -----------   -------------      ------------
                                                                -------------     -----------   -------------      ------------

See accompanying notes to consolidated financial statements.

       HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     Heftel Broadcasting Corporation (the "Company"), through its subsidiaries, owns and/or operates 36 Spanish language broadcast radio stations serving 11 markets throughout the United States (Los Angeles, New York City, Miami, San Francisco/San Jose, Chicago, Houston, San Antonio, McAllen/Brownsville/Harlingen, Dallas/Fort Worth, El Paso and Las Vegas).

     CHANGE IN YEAR-END

     On February 14 1997, the Board of Directors of the Company voted to change the Company's fiscal year-end from September 30 to December 31, beginning with the fiscal year ended December 31, 1997.

     BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Heftel Broadcasting Corporation and its wholly-owned subsidiaries. The Company consolidates the accounts of subsidiaries when it has a controlling financial interest (over 50%) in the outstanding voting shares of the subsidiary.

     Until August 19, 1994, the Company's investment in its joint venture was accounted for using the equity method of accounting. In connection with certain agreements entered into between the Company and its joint venture partner, management considered it appropriate to consolidate the accounts of the joint venture and therefore such accounts and results of operations have been consolidated and are included in the accompanying consolidated financial statements effective August 20, 1994. On September 7, 1995, the Company, through a subsidiary, acquired the remaining 51% interest in this joint venture.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates.

     CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

     INVESTMENT

     The Company uses the equity method to account for investments when it does not have a controlling interest but has the ability to exercise significant influence over the operating and/or financial decisions of the investee. Investments where the Company does not exert significant influence are accounted for using the cost method. Investments at December 31, 1997 are comprised primarily of a 50% interest in a general partnership which owns a transmission tower that is leased to the Company.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for significant renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred.

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

      Depreciation is provided in amounts sufficient to relate the asset cost to operations over the estimated useful lives (three to forty years) on a straight-line basis. Leasehold improvements are depreciated over the life of the lease or the estimated service life of the asset, whichever is shorter. Gains or losses from disposition of property and equipment are recognized in the statement of operations.

     INTANGIBLE ASSETS

     Intangible assets are recorded at cost. Amortization of intangible assets is provided in amounts sufficient to relate the asset cost to operations over the estimated useful lives on a straight-line basis. Intangible assets consist primarily of broadcast licenses and other identifiable intangible assets. The estimated useful lives are as follows:

        Broadcast licenses        40 years
        Goodwill                  40 years
        Other intangibles     2 - 40 years

     The Company evaluates periodically the propriety of the carrying amount of intangible assets as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted operating income before depreciation, amortization, nonrecurring charges and interest for each of the Company's radio stations over the remaining amortization periods of the related intangible assets. If such projections indicate that undiscounted operating income is not expected to be adequate to recover the carrying amounts of the related intangible assets, a loss is recognized to the extent the carrying amount of the asset exceeds its fair value. At this time, the Company believes that no significant impairment of goodwill and other intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

     REVENUE RECOGNITION

     Revenue is derived primarily from the sale of commercial announcements to local and national advertisers. Revenue is recognized as commercials are broadcast.

     ADVERTISING COSTS

     The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are charged to expense in the year incurred and totaled approximately $4.0, $0.3, $2.4 and $1.3 million for the year ended December 31, 1997, the three months ended December 31, 1996, and the years ended September 30, 1996 and 1995.

     BARTER TRANSACTIONS

     Barter transactions represent advertising time exchanged for promotional items, advertising, supplies, equipment and services. Barter transactions are recorded at the estimated fair value of the goods or services received. Revenues from barter transactions are recognized as income when advertisements are broadcast. Expenses are recognized when goods or services are received or used. Barter amounts are not significant to the Company's consolidated financial statements.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     EARNINGS PER SHARE

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic earnings per common share is based on net earnings after preferred stock dividend requirements, if any, and the weighted-average number of Class A and Class B common shares outstanding during each year. Diluted earnings per common share assumes conversion of dilutive convertible securities into common stock at the later of the beginning of the year or date of issuance and includes the add-back of related interest expense and/or dividends, as required. The adoption of this new accounting standard, which required the restatement of all presented periods' earnings (loss) per share data, did not have a material impact on previously reported earnings (loss) per share.

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used, from time to time, to manage well-defined interest rate risks related to interest on the Company's outstanding debt. There were no outstanding swap agreements at December 31, 1997.

     As interest rates change under interest rate swap and cap agreements, the differential to be paid or received is recognized as an adjustment to interest expense.

     FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximate fair value due to the relatively short maturity of these instruments. The carrying amount of long-term obligations, including the current portion, approximates fair value based upon quoted interest rates for the same or similar debt issues.

     CREDIT RISK

     In the opinion of management, credit risk with respect to trade receivables is limited due to the large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for uncollectible trade receivables are maintained.

     STOCK BASED COMPENSATION

     The Company accounts for stock options using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations. In accordance with Statement No. 123, "Accounting for Stock-Based Compensation," the Company has disclosed pro forma net earnings and net earnings per share as if the fair-value method had been applied.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

2.   ACQUISITIONS AND DISPOSITIONS

     1997 ACQUISITIONS AND DISPOSITIONS

     On February 14, 1997, the Company completed its acquisition of Tichenor Media System, Inc. ("Tichenor"), a national radio broadcasting company engaged in the business of acquiring, developing and programming Spanish language radio stations (the "Tichenor Merger"). At the time of the Tichenor Merger, Tichenor owned or programmed 20 radio stations in six of the ten largest Hispanic markets in the United States. The merger was effected through the merger of a wholly-owned subsidiary of the Company with and into Tichenor. In connection with the merger, management of Tichenor assumed management responsibilities of the Company. Pursuant to the Tichenor Merger, the former Tichenor shareholders and warrant holders received an aggregate of 11,379,756 shares of Common Stock. At the time of the Tichenor Merger, Tichenor had outstanding approximately $72.0 million of long-term debt, which was subsequently refinanced by the Company. In addition, all of Tichenor's outstanding shares of 14% Senior Redeemable Cumulative Preferred Stock were redeemed for approximately $3.4 million. The total purchase price, including closing costs, allocated to net assets acquired, was approximately $181.2 million.

     On August 13, 1997, the Company sold the assets of KINF(AM) which is licensed in Denton, Texas. The sales price net of selling expenses was $0.6 million, which approximated the book value of the assets.

     The Company closed on the purchase of the assets of KLTO(FM) in Rosenberg-Richmond (Houston), Texas on September 22, 1997. The purchase price was $3.2 million and was funded from operations. The final purchase price is contingent on an upgrade of the station's broadcast authorization from the FCC prior to April 1, 2004. Depending on whether the signal is fully or partially upgraded, the purchase price could increase to $14.0 million.

     1996 ACQUISITION

     On March 25, 1996, the Company acquired the assets of radio station WPAT(AM) which serves the New York City market for approximately $19.5 million. The asset acquisition was financed through additional borrowings under the Company's credit agreement.

     1995 ACQUISITIONS

     In December 1994, the Company acquired station KMRT(AM), which serves the Dallas/Ft. Worth market, for approximately $1.5 million. From August 1994 through the date of acquisition, the Company programmed KMRT(AM) under a Local Marketing Agreement ("LMA"). The LMA provided that the Company retain all revenues associated with advertising time and pay certain operating expenses.

     In April 1995, the Company acquired station KICI(FM), which serves the Dallas/Ft. Worth market, in exchange for cancellation of a note for $0.9 million payable by the seller to a subsidiary of the Company. From August 1994 through the date of acquisition, the Company programmed KICI(FM) under an LMA.

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

     In June 1995, the Company acquired the assets of radio station KMRT(FM) (formerly KCYT(FM), serving the Dallas/Ft. Worth market) for approximately $2.0 million. The acquisition was financed through additional borrowings under the Company's credit agreement and the issuance of notes payable to the sellers. From February 1995 through the date of acquisition, the Company programmed KMRT(FM) under an LMA.

     In July 1995, the Company acquired the assets of radio station KHCK(FM) (formerly KDZR(FM)), which serves the Dallas/Ft. Worth market, for approximately $4.7 million. This acquisition was financed through additional borrowings under the Company's credit agreement. From February 1995 through the date of acquisition, the Company programmed KHCK(FM) under an LMA.

     In July 1995, the Company acquired the assets of radio station WLXX(AM) (formerly WOPA(AM)), which serves the Chicago market, for approximately $4.5 million plus 44,811 shares of Class A Common Stock with a fair value of approximately $0.7 million. This acquisition was financed through additional borrowings under the Company's credit agreement.

     In August 1995, the Company acquired the assets of radio station KLSQ(AM) (formerly KOWA(AM)), which serves the Las Vegas market, for approximately $0.9 million. The acquisition was financed through additional borrowings under the Company's credit agreement.

     On September 7, 1995, the Company acquired the remaining 51% interest in Viva America Media Group ("Viva Media"), a partnership that owns WAQI(AM) and WRTO(FM), which serve the Miami market, for $19.8 million in cash. The acquisition was financed through additional borrowings under the Company's credit agreement. Under the terms of an Amended and Restated Agreement and Plan of Reorganization, and in connection with this transaction, the following contractual arrangements were terminated for no additional consideration: (i) a warrant to purchase up to 237,600 shares of Class B Common Stock held by a former officer of the Company and the employment relationship between the Company and that officer and (ii) certain agreements regarding the management of the Miami stations.

     PENDING TRANSACTIONS

     On January 2, 1997, the Company acquired an option to purchase all of the assets used in connection with the operation of KSCA(FM), Glendale, California (the "KSCA Option"). In connection with the acquisition of the KSCA Option, the Company began providing programming to KSCA(FM) under a time brokerage agreement on February 5, 1997. The KSCA Option, which is exercisable only upon the death of Gene Autry, the indirect principal stockholder of the seller, had an initial term which expired on December 31, 1997. The KSCA Option is renewable for additional one-year terms during the lifetime of Mr. Autry upon payment by the Company of $3.0 million on or before the then scheduled expiration date of the KSCA Option. On February 4, 1997, the Company made an initial payment of $10.0 million, as required under the option agreement. On December 29, 1997, the Company renewed the KSCA Option through December 31, 1998. All such payments will be credited against the purchase price for the KSCA(FM) assets if the KSCA Option is exercised. If the KSCA Option is not exercised or renewed, all amounts paid will be charged to expense. The purchase price for the KSCA(FM) assets is the greater of (a) $112.5 million, or (b) the sum of (i) $105.0 million, plus
(ii) an amount equal to $13,699 per day during the term of the time brokerage agreement. Consummation of the purchase will be subject to a number of conditions, including approval by the FCC of the transfer of the FCC licenses.

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

      On December 1, 1997, the Company entered into an asset exchange agreement to exchange WPAT(AM), serving the New York City market, and $115.0 million in cash for the assets of WNWK(FM), serving the New York City market (the "WNWK(FM) Acquisition"). Following the consummation of the WNWK(FM) Acquisition, the Company plans to convert the station's programming to a Spanish language format. The WNWK(FM) Acquisition has been approved by the FCC but is subject to other closing conditions.

     Unaudited consolidated condensed pro forma results of operations as if all completed acquisitions occurred as of the beginning of the periods presented are as follows:

                                             YEAR ENDED DECEMBER 31,
                                          ----------------------------
                                              1997                1996
                                          ------------        ------------
        Net revenues                      $141,036,000        $122,171,000
        Operating income                    33,865,000          10,636,000
        Net income (loss)                   15,796,000        (53,292,000)
        Net income (loss) per
             share - basic and diluted            0.37              (1.65)

     All of the business acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include the accounts of the acquired businesses since the respective dates of acquisition.

3.   CHANGE IN CONTROL OF COMPANY

     On August 5, 1996, Clear Channel Communications, Inc. ("Clear Channel") completed the purchase of 9,345,092 shares of the Company's Class A and Class B common stock for $23 per share pursuant to a Stockholder Purchase Agreement dated June 1, 1996 between Clear Channel and two executive officers and other related parties. On the same date, Clear Channel also purchased a total of 936,952 shares of the Company's Class A common stock from certain public shareholders and from employees of the Company upon the exercise of their stock purchase options. As a result of these transactions, Clear Channel's ownership of the Company was increased from 21% to 63%.

     In connection with the change in control of the Company, the employment of two executive officers was terminated pursuant to employment contract settlement agreements which provided for a lump sum payment upon their termination. Also, the two executive officers entered into five-year noncompete agreements with the Company in exchange for the aggregate payment of $7.0 million.

     As a result of the Tichenor acquisition and the January 1998 common stock offering, Clear Channel's ownership in the Company was reduced to approximately 29%.

4.   DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

     The Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by the Company's wholly owned subsidiary Spanish Coast-to-Coast, Ltd., dba Cadena Radio Centro ("CRC") effective August 5, 1996. The charge to operations during the year ended September 30, 1996 was approximately $8.1 million, of which $6.2 million relates to non-cash charges resulting from the write-off of goodwill. No income tax benefit was recognized due to the Company's net operating loss carryforwards. During 1997, approximately $0.4 million was charged against the accrual primarily for operating losses and severance payments. The majority of the remaining accrued balance of approximately $0.6 million at December 31, 1997 is for severance payments to be paid to a former employee through 2000.

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

     In connection with the change in control, the Company incurred certain restructuring charges totaling approximately $29.0 million during the year ended September 30, 1996. The material components of the restructuring charges were $18.8 million in payments to two executive officers relating to employment contract settlement agreements, $4.7 million in broker commissions and transaction costs, $2.6 million in costs relating to the planned closing of duplicate facilities, and $1.8 million in severance relating to employee terminations resulting from the restructuring. During 1997, approximately $2.5 million was charged against the accrual primarily for severance payments. The majority of the remaining accrued balance of approximately $1.9 million at December 31, 1997 consists of accruals for severance payments and expenditures to be incurred relating to the closing of duplicate facilities. The majority of such costs are expected to be incurred and charged against the accrual in 1998.

5.   LONG-TERM OBLIGATIONS

     The following is a summary of long-term obligations outstanding as of December 31, 1997 and 1996:

                                                    1997           1996
                                                ------------   ------------
Revolving credit facility payable to
banks; aggregate commitment of $300.0
million; interest rate based on LIBOR
plus an applicable margin as
determined by the Company's leverage
ratio; interest rate of 6.38% at
December 31, 1997; interest rates
ranged from 5.75% to 6.38% during
1997; payable through December 2004;
secured by 100% of the common stock
of the Company's wholly-owned
subsidiaries; the Company is required
to comply with certain financial and
nonfinancial covenants                          $12,000,000    $          -

Old Credit Agreement, variable
interest rate (7.44% at December 31,
1996), interest payable monthly,
principal repaid in February 1997                         -     133,000,000

Non-interest bearing note payable to
former Viva Media partners due February 1997              -       1,499,250

Various loans, interest ranging from
7.2% to 9.38%, payable in varying
installments through 2015                         1,055,820       1,359,565

Prize awards net of imputed interest
(10% to 12%), payable in varying
annual installments through 2044                  1,506,296       1,505,654
                                                -----------    ------------
                                                 14,562,116     137,364,469
Less current portion                               (440,097)     (1,860,237)
                                                -----------    ------------
                                                $14,122,019    $135,504,232
                                                -----------    ------------
                                                -----------    ------------

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

     NEW CREDIT AGREEMENT

     On February 14, 1997, the Company entered into a new $300 million credit facility (the "Credit Facility"), replacing the existing credit facility.
The Company used a $46 million advance under the Credit Facility and a portion of the proceeds from the common stock offering to retire the outstanding debt and senior preferred stock of Tichenor assumed on the date of the Merger. The Company's ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the capital stock of the Company's subsidiaries.

     The Credit Facility principal balance begins reducing on September 30, 1999 and continues quarterly through December 31, 2004, when the principal must be paid in full.

     OLD CREDIT AGREEMENT

     On August 5, 1996, the Company borrowed $135.0 million under a Credit Agreement with new lenders ("Old Credit Agreement") which provided a total credit facility of $155.0 million. The proceeds were used to retire all of the outstanding debt under the Company's August 1994 Credit Agreement and to pay certain noncompete and employment contract settlements plus certain transaction and other costs relating to the Clear Channel transaction previously discussed.

     On February 4, 1997, the Company borrowed $10.0 million under its Old Credit Agreement with the proceeds used to purchase an option to acquire all of the assets of KSCA-FM in Los Angeles from Golden West Broadcasters.

     Maturities of long-term obligations for the five years subsequent to December 31, 1997 are as follows:

                 YEAR                            AMOUNT
                 ----                            ------
                 1998                          $   440,097
                 1999                              306,129
                 2000                              278,026
                 2001                              112,639
                 2002 and thereafter            13,425,225

     Interest paid for the year ended December 31, 1997, the three months ended December 31, 1996 and the years ended September 30, 1996 and 1995 amounted to $3.9, $2.9, $11.2 and $6.6 million, respectively.

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

6.   COMMITMENTS AND CONTINGENCIES

     The Company leases office space and other property under noncancellable operating leases. Terms of the leases vary from three to thirty years. Certain leases have contingent rent clauses whereby rent is increased based on a change in the Consumer Price Index. Various leases have renewal options of five to ten years. Future minimum rental payments under noncancellable operating leases in effect at December 31, 1997 are summarized as follows:

                YEAR                          AMOUNT
                ----                          ------
                1998                        $3,119,758
                1999                         3,006,646
                2000                         2,412,291
                2001                         2,173,389
                2002                         1,894,133
                Thereafter                   5,497,886

     Rent expense for the year ended December 31, 1997, the three months ended December 31, 1996, and the years ended September 30, 1996 and 1995 was $2.6, $0.3, $1.7 and $1.3 million, respectively.

     The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

7.   STOCKHOLDERS' EQUITY

     COMMON STOCK

     On February 10, 1997, the Company completed a secondary public stock offering selling 4,830,000 (pre-split) shares of its Class A Common Stock for $36.80 (pre-split) per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $176.4 million.

     Immediately prior to the consummation of the Tichenor Merger, the Company filed a Second Amended and Restated Certificate of Incorporation ("Second Amended Certificate"). This increased the total number of authorized shares of the Company to 105,000,000 shares consisting of three classes of capital stock as follows; (i) 50,000,000 shares of Class A Common Stock, par value $.001 per share; (ii) 50,000,000 shares of Class B Common Stock, par value $.001 per share; and (iii) 5,000,000 shares of Preferred Stock, par value $.001 per share. The rights of the Class A and Class B Common Stock are identical except that the Class B Common Stock has no voting rights, except in certain matters.

     On February 14, 1997, all of the outstanding shares of Heftel Common Stock owned by Clear Channel (7,078,000 shares on a pre-split basis) were converted to Class B Common Stock.

     On November 6, 1997, the Board of Directors of the Company authorized a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend was paid on December 1, 1997 to all holders of common stock at the close of business on November 18, 1997. In connection with the stock dividend, $22,067 was transferred to common stock from additional paid-in capital. All financial information related to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to give effect to the split, unless otherwise noted.

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

     On January 2, 1996 the Company issued 89,622 shares of common stock to one of the parties to the acquisition of WLXX(AM) in Chicago in accordance with the terms of the purchase agreement.

     On January 22, 1998, the Company completed a secondary stock offering of 5,175,000 shares of Class A Common Stock at $39.75 per share, net of underwriters' discounts and commissions.

     TREASURY STOCK

     In December 1993, the Company repurchased 1,621,174 shares of its Class B Common Stock from certain stockholders for $4.0 million. In September 1996, the 1,621,174 shares held as treasury stock were retired.

     PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of $.001 par value Preferred Stock.

     Series A Preferred Stock dividends are payable quarterly and have a cumulative annual rate of $.04 per share. As of December 31, 1997, there were no issued or outstanding shares of Series A Preferred Stock. The Series A Preferred Stock is superior to common stock in liquidation in the amount of $.50 per share plus cumulative unpaid dividends and is redeemable at the option of the Company at $.50 per share plus cumulative unpaid dividends.

     In August 1996, the Company redeemed all of the outstanding Series A Preferred Stock and paid cumulative unpaid dividends through the redemption date of $2,685.

     In January 1995, the Company redeemed and retired 3,920,580 shares of its outstanding Series A Preferred stock owned by the Company's then current Chairman and Co-Chief Executive Officer and certain of his children. The redemption price was equal to $.50 per share plus cumulative unpaid dividends through the date of redemption of $2.9 million.

     In April 1995, the Company paid approximately $0.3 million in cumulative unpaid dividends on its outstanding Series A Preferred Stock held by the daughter of the Company's then current Chairman and Co-Chief Executive Officer.

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

8.   INCOME TAXES

     The provision for income taxes on income (loss) from continuing operations consists of the following:

                                              THREE MONTHS
                                 YEAR ENDED      ENDED      YEAR ENDED SEPTEMBER 30,
                                DECEMBER 31,  DECEMBER 31,  ------------------------
                                    1997          1996          1996        1995
                                -----------   ------------    -------     --------
Current:
  Federal                       $ 3,144,449     $      -      $     -     $100,000
  State                           1,365,454      100,000       65,000       50,000
                                -----------     --------      -------     --------
Total current tax                 4,509,903      100,000       65,000      150,000
                                -----------     --------      -------     --------
Deferred:
  Federal                         7,782,653            -            -            -
  State                             324,277            -            -            -
                                -----------     --------      -------     --------
Total deferred tax                8,106,930            -            -            -
                                -----------     --------      -------     --------
Total income tax                $12,616,833     $100,000      $65,000     $150,000
                                -----------     --------      -------     --------
                                -----------     --------      -------     --------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                     1997           1996
                                                  -----------   ------------
Deferred tax assets:
  Net operating losses                            $12,987,833   $ 16,797,000
  Other intangible assets                           1,668,659              -
  Long-term obligations - prize awards                587,455        602,000
  Allowance for doubtful accounts receivable        1,019,010        545,000
  Other                                               869,649      3,383,000
                                                  -----------   ------------
Total deferred tax assets                          17,132,606     21,327,000
Valuation allowance                                         -    (13,693,000)
                                                  -----------   ------------
Net deferred tax assets                            17,132,606      7,634,000
                                                  -----------   ------------
Deferred tax liabilities:
  Broadcast licenses                               91,668,629              -
  Property and equipment                            1,139,937              -
  Restructuring charges                             6,585,218      7,521,000
  Other                                               180,423        182,000
                                                  -----------   ------------
Total deferred tax liabilities                     99,574,207      7,703,000
                                                  -----------   ------------
Net deferred tax liabilities                      $82,441,601   $     69,000
                                                  -----------   ------------
                                                  -----------   ------------

     The valuation allowance decreased $13.7 million for the year ended December 31, 1997 due in part to a reassessment of the Company's ability to realize its deferred tax asset primarily as a result of the Tichenor Merger. Future reversals of taxable temporary differences created by the Tichenor Merger are sufficient to absorb the benefits of the deferred tax assets. The $0.7 million decrease in the valuation allowance for the three months ended December 31, 1996 is due to a decrease in other accrued liabilities and is partially offset by an increase in net operating loss carryforwards. For the year ended September

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

30, 1996, the valuation allowance increased $8.9 million due to an increase in net operating loss carryforwards and restructuring charges not deductible for tax purposes. The $1.1 million decrease in the valuation allowance for the year ended September 30, 1995 is due to a decrease in net operating loss carryforwards.

     The reconciliation of income tax expense (benefit) computed at the federal statutory tax rate to the Company's actual income tax expense attributable to continuing operations is as follows:

                                                                  THREE MONTHS
                                                    YEAR ENDED        ENDED         YEAR ENDED SEPTEMBER 30,
                                                    DECEMBER 31,   DECEMBER 31,   ---------------------------
                                                        1997           1996           1996           1995
                                                    -----------   -------------   -----------     -----------
Federal income tax (benefit) at statutory rate      $10,986,146     $ 735,867     $(9,891,283)    $ 1,519,306
State income taxes, net of federal benefit              941,674        66,000          42,900          33,000
Nondeductible and non-taxable items, net                689,013       (46,629)      8,490,286         258,400
Net operating loss carryforward not benefited                 -             -       1,423,097               -
Use of net operating loss carryforwards                       -      (655,238)              -      (1,660,706)
                                                    -----------     ---------     -----------     -----------
                                                    $12,616,833     $ 100,000     $    65,000     $   150,000
                                                    -----------     ---------     -----------     -----------
                                                    -----------     ---------     -----------     -----------

     As of December 31, 1997, the Company had tax net operating loss carryforwards for federal and state tax purposes of approximately $32.9 and $5.7 million, respectively. The net operating losses expire in the year 2010 if not used.

     Income taxes paid for the year ended December 31, 1997, the three months ended December 31, 1996, and the years ended September 30, 1996 and 1995 amounted to $2.2 million, $0, $65,000 and $78,800, respectively.

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

9.  EARNINGS (LOSS) PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income (loss) from continuing operations:

                                                    THREE MONTHS
                                       YEAR ENDED       ENDED          YEAR ENDED SEPTEMBER 30
                                      DECEMBER 31,   DECEMBER 31,     ---------------------------
                                          1997           1996             1996            1995
                                      -----------   -------------     ------------     ----------
Numerator:
  Income (loss) from continuing
   operations                         $18,772,156     $2,064,315      $(29,157,008)    $4,318,548
  Preferred stock dividends                     -              -            22,823         26,850
                                      -----------     ----------      ------------     ----------
  Numerator for basic and
   diluted earnings per share         $18,772,156     $2,064,315      $(29,179,831)    $4,291,698
                                      -----------     ----------      ------------     ----------
                                      -----------     ----------      ------------     ----------
Denominator:
  Weighted average common shares       41,671,026     23,095,462        20,589,934     20,021,128
  Effect of dilutive securities -
   stock options                          120,466              -                 -      1,589,564
                                      -----------     ----------      ------------     ----------
  Denominator for diluted
   earnings per share                  41,791,492     23,095,462        20,589,934     21,610,692
                                      -----------     ----------      ------------     ----------
                                      -----------     ----------      ------------     ----------

10.  STOCK OPTIONS

     In December 1995, the Company issued 1,048,678 stock options to various employees of the Company under its (1994 adopted) Stock Option Plan. The exercise price ranged from $7.63 to $9.31 per share, the market price at the date of issuance. The options vest over a period ranging from two to three years.

     On August 5, 1996, all unexercised and outstanding employee stock options were tendered in connection with the Clear Channel tender offer, as previously described. Other fully vested options and warrants were exercised during the months of June and July 1996.

     In December 1996, the Company issued 6,084 options at $16.44 per share to a key employee. The options vest ratably over a three year period.

     In March 1997, the Company adopted a stock incentive plan ("Stock Incentive Plan"), to be administered by the Board of Directors or by a committee (two or more directors) or sub-committee of the Board of Directors. The maximum number of shares of Class A Common Stock that may be the subject of awards at any one time shall be five percent of the total number of shares of Class A Common Stock outstanding. Options granted under the Stock Incentive Plan vest ratably over the last three years of a five year period.

     In June 1997, the Company issued 753,000 stock options to various employees of the Company under its Stock Incentive Plan. The exercise prices ranged from $23.50 to $36.19 per share, the market prices at dates of issuance.

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

      Following is a summary of management incentive stock options granted, exercised and outstanding for the three years ended December 31, 1997:

                                                    Number    Weighted Average
                                                  Of Shares    Exercise Price
                                                 ----------    ---------------
Options outstanding at September 30, 1994         2,087,012         $0.964
     Granted                                        474,200         $5.027
     Exercised                                     (320,000)         $5.25
     Cancelled                                     (396,000)        $2.255
                                                 ----------         ------
Options outstanding at September 30, 1995         1,845,212          $1.90
     Granted                                      1,048,678         $7.645
     Exercised                                   (2,883,890)         $3.39
     Cancelled                                      (10,000)         $5.00
                                                 ----------         ------
Options outstanding at September 30, 1996                 -           -
     Granted                                          6,084         $16.44
                                                 ----------         ------
Options outstanding at December 31, 1996              6,084         $16.44
     Granted                                        753,000         $23.88
     Cancelled                                      (36,000)        $23.50
                                                 ----------         ------
Options outstanding at December 31, 1997            723,084         $23.84
                                                 ----------         ------
                                                 ----------         ------

     At December 31, 1997, 2,028 options were exercisable at $16.44 per share.

     No compensation expense related to stock option grants was recorded in 1997 or 1996. In 1995, compensation expense of $273,654 was recorded representing stock options issued to two individuals at a price below market value at the date of the grant.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model and were $13.17, $6.51, $2.77 and $3.10 during the year ended December 31, 1997, the three months ended December 31, 1996, and the years ended September 30, 1996 and 1995, respectively, with the following weighted average assumptions:

                                      1997      1996      1995
                                    -------   -------   --------
Risk-free interest rate               6.55%     5.73%      5.41%
Dividend yield                        0.00%     0.00%      0.00%
Volatility factor                    50.00%    51.00%   44 - 50%
Weighted average expected life      6 years   3 years    3 years

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's historical and pro forma net earnings and earnings per share were as follows:

                                           THREE MONTHS            YEAR ENDED
                              YEAR ENDED      ENDED               SEPTEMBER 30
                             DECEMBER 31,   DECEMBER 31,  ---------------------------
                                1997           1996            1996           1995
                             -----------   ----------     -------------    ----------
Net earnings - as reported   $18,772,157   $2,064,315     $(46,605,812)    $3,692,578
Net earnings - pro forma      18,147,081    2,063,644      (48,509,974)     3,680,759
Basic earnings per share -
 as reported                        0.45         0.09            (2.26)          0.18
Basic earnings per share -
 pro forma                          0.44         0.09            (2.36)          0.18

Weighted average fair value
 of options granted during the     10.45         5.50                -           2.59
 year

     Because the Statement provides for pro forma amounts for options granted beginning in 1995, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.

11. OTHER FINANCIAL INFORMATION

    ACCRUED EXPENSES

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1997            1996
                                                  ------------    ------------
      Wages, salaries and benefits payable        $  3,145,530    $  1,780,200
      Commissions payable                            5,969,278       2,813,223
      Interest payable                                 871,461         742,222
      Accrued restructuring and
       discontinued operation charges                2,467,200       4,968,420
      Other accrued expenses                         7,379,333       1,455,588
                                                  ------------    ------------
                                                  $ 19,832,802    $ 11,759,653
                                                  ------------    ------------
                                                  ------------    ------------

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED EXCEPT FOR THE QUARTER ENDED DECEMBER 31, 1996, WHICH IS AUDITED)

     The following is a summary of the quarterly results of operations for the year ended December 31, 1997, the quarter ended December 31, 1996 (transition period) and the year ended September 30, 1996:

Year ended December 31, 1997:
                                              3/31/97        6/30/97        9/30/97       12/31/97
                                          -------------  -------------  -------------  -------------
Net revenues                              $  23,029,373  $  37,980,889  $  37,196,813  $  38,376,780
Income from continuing operations               565,983      5,373,047      5,948,853      6,884,273
Net income                                      565,983      5,373,047      5,948,853      6,884,273
Net income per common share - basic
   and diluted                                     0.02           0.12           0.13           0.16

Quarter ended December 31, 1996:
                                            12/31/96
                                          -------------
   Net revenues                           $  18,308,968
   Income from continuing operations          2,064,315
   Net income                                 2,064,315
   Net income per common share - basic
   and diluted                                     0.09

Year ended September 30, 1996:
                                             12/31/95       3/31/96        6/30/96        9/30/96
                                          -------------  -------------  -------------  -------------
Net revenues                              $  17,457,686  $  15,695,750  $  19,900,061  $  18,678,535
Income (loss) from continuing operations      1,302,238       (307,859)      (362,442)   (29,788,945)
Loss on discontinued operations                 444,043        663,798        500,326      8,379,370
Extraordinary loss                                    -              -              -      7,461,267
Net income (loss)                               858,195       (971,657)      (862,768)   (45,629,582)
Net income (loss) per common share -
  basic and diluted:
   Continuing operations                  $        0.06  $       (0.02) $       (0.02) $       (1.46)
   Discontinued operations                        (0.02)         (0.03)         (0.02)         (0.41)
   Extraordinary loss                                 -              -              -          (0.36)
                                          -------------  -------------  -------------  -------------
   Net income (loss)                      $        0.04  $       (0.05) $       (0.04) $       (2.23)
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In 1997, the Company solicited proposals from qualified firms of certified public accountants to perform audit services beginning in calendar year 1997 for the Company and its subsidiaries. On February 19, 1997, Ernst & Young LLP, the Company's prior independent accountant, was notified that KPMG Peat Marwick LLP had been selected as the Company's new independent accountants as a result of this process. The decision to change accountants was approved by the Board of Directors of the Company on February 19, 1997. Ernst & Young LLP served as the independent accountants for the Company and its subsidiaries for the fiscal years ended September 30, 1995 and 1996 and the three months ended December 31, 1996.

     The independent auditors' reports of Ernst & Young LLP on the consolidated financial statements of the Company and its subsidiaries as of September 30, 1995 and 1996 and December 31, 1996 and for each of the two years in the period ended September 30, 1996 and the three months ended December 31, 1996, each expressed an unqualified opinion and were not modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended September 30, 1995 and 1996 and through March 27, 1998, there were no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)) or disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that were not resolved to the satisfaction of Ernst & Young LLP.

     There were no disagreements with accountants on accounting and financial disclosure.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors, nominees and executive officers of the Company is incorporated by reference to the information set forth under the caption "Election of Directors," "Executive Compensation and Other Matters" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Schedule 14A Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year-end.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Matters" in the Company's Definitive Schedule 14A Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Schedule 14A Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's Definitive Schedule 14A Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year-end.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


(a)  1.   FINANCIAL STATMENTS

          The following financial statements have been filed under Item 8 of this report:

          Reports of Independent Auditors

          Consolidated Balance Sheets as of December 31, 1997 and 1996

          Consolidated Statements of Operations for the Year Ended December 31,
            1997, the Three Months Ended December 31, 1996, and the Years Ended September 30, 1996 and 1995

          Consolidated Statements of Stockholders' Equity for the Year Ended
            December 31, 1997, the Three Months Ended December 31, 1996, and the Years Ended September 30, 1996 and 1995

          Consolidated Statements of Cash Flows for the Year Ended
            December 31, 1997, the Three Months Ended December 31, 1996, and the Years Ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES


                HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTHS ENDED DECEMBER 31, 1996,
                 AND THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Dollars in Thousands)

                                                               Additions
                                                         ---------------------
                                           Balance at    Charged to   Charged                  Balance
                                           beginning     costs and    to other                 at end
             Description                   of period      expenses    accounts   Deductions   of period
-------------------------------------      ---------     ----------   --------   ----------   ---------
FOR THE YEAR ENDED DECEMBER 31, 1997:
   Allowance for Doubtful Accounts         $  1,128       $  2,757      $  -     $  1,272     $  2,613

FOR THE THREE MONTHS ENDED DECEMBER 31,
 1996:
   Allowance for Doubtful Accounts            1,658            723         -        1,253        1,128

FOR THE YEAR ENDED SEPTEMBER 30, 1996:
   Allowance for Doubtful Accounts            1,492          2,872         -        2,706        1,658

FOR THE YEAR ENDED SEPTEMBER 30, 1995:
   Allowance for Doubtful Accounts              942          1,522         -          972        1,492

   3.  EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------

2.1 Agreement and Plan of Merger, dated July 9, 1996, between Clear Channel Communications, Inc. and Tichenor Media System, Inc. with Exhibits (Schedules omitted) (incorporated by reference to Exhibit 99 (c) (16) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

2.2 Stock Purchase Agreement dated as of July 9, 1996, by and among Clear Channel Communications, Inc., and McHenry T. Tichenor, Sr. (incorporated by reference to Exhibit 99 (c) (17) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

2.3 Stock Purchase Agreement dated as of July 9, 1996, by and among Clear Channel Communications, Inc., and McHenry T. Tichenor, Jr. (incorporated by reference to Exhibit 99 (c) (18) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

2.4 Stock Purchase Agreement dated as of July 9, 1996, by and among Clear Channel Communications, Inc., and Warren Tichenor (incorporated by reference to Exhibit 99 (c) (19) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

2.5 Stock Purchase Agreement dated as of July 9, 1996, by and among Clear Channel Communications, Inc., and William Tichenor (incorporated by reference to Exhibit 99 (c) (20) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

2.6 Stock Purchase Agreement dated as of July 9, 1996, by and among Clear Channel Communications, Inc., and Jean Russell (incorporated by reference to Exhibit 99 (c) (21) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

2.7 Amended and Restated Agreement and Plan of Merger, dated October 10, 1996, between Clear Channel Communications, Inc. and Tichenor Media System, Inc. without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 2.5.7 to Registrant's Form 10-K/A for the year ended September 30, 1996)

2.8 Assignment Agreement, dated October 10, 1996 by Registrant and Heftel Merger Sub, Inc. (incorporated by reference to Exhibit 2.5.8 to Registrant's Form 10-K/A for the year ended September 30, 1996)

2.9 Assignment and Assumption Agreement, dated as of January 2, 1997, among the Registrant, Clear Channel, and Tichenor Media System, Inc. (incorporated by reference to Exhibit 2.5.16 to the Registrant's Registration Statement on Form S-3, as amended (Reg. No. 333-14207))

3.1 Second Amended and Restated Certificate of Incorporation of the Registrant dated February 14, 1997 (incorporated by reference to Exhibit
       3.1 to the Registrant's Form 8-K filed March 3, 1997)

3.2    Amended and Restated Bylaws of the Registrant (1)

4      Specimen certificate for the Class A Common Stock (1)

10.1 Lease dated May 15, 1987, between the Registrant and Hollywood and Vine Development Co. (incorporated by reference to Exhibit 10.15 of Registrant's Registration Statement on Form S-1 (Registration No. 33-78370) filed on April 29, 1994, as amended (Registrant's S-1))

10.2 Tower Lease Agreement, dated April 13, 1990, between the Registrant and KTNQ/KLVE, Inc. (formerly Heftel Broadcasting of California, Inc.), together with the Assignment and Assumption Agreement dated April 13, 1990 between the Registrant and The Tower Company (incorporated by reference to Exhibit 10.16 of Registrant's S-1)

10.3 Lease Agreement dated June 18, 1991 between Newcrow XI and KTNQ/KLVE, Inc. (incorporated by reference to Exhibit 10.17 of Registrant's S-1)

10.4 Reciprocal Easement Agreement, dated June 18 1991, between Newcrow XI and KTNQ/KLVE, Inc. (incorporated by reference to Exhibit 10.18 of Registrant's S-1)

10.5 Lease dated April 26, 1994, between the Registrant and Tropicana Trail Limited Partnership (incorporated by reference to Exhibit 10.14 of Registrant's S-1)

10.6 Stock Option Plan (incorporated by reference to Exhibit 10.4 of Registrant's S-1)

10.7   Form of Indemnification Agreement (incorporated by reference to Exhibit
       10.22 of Registrant's S-1)

10.8 Employment Agreement between KTNQ/KLVE, Inc. and Richard Heftel (incorporated by reference to Exhibit 10.23 of Registrant's S-1)

10.9 Amendment No. 1 to Employment Agreement dated May 31, 1996, between KTNQ/KLVE, Inc. and Richard Heftel (incorporated by reference to Exhibit
       10.5 of Registrant's Form 10-Q/A filed on November 6, 1996)

10.10 Lease Agreement, dated July 17, 1995, between the Registrant and 485 Madison Associates, a New York Limited Partnership (incorporated by reference to Exhibit 10.20 of Registrant's Form 10-K filed on December 29, 1995)

10.11 Employment Agreement dated August 1, 1995 between the Registrant and John T. Kendrick (incorporated by reference to Exhibit 10.15 to Registrant's Form 10-K filed on December 20, 1996)

10.12 Promissory Note dated January 9, 1996, executed by Registrant and HBC Florida, Inc. to the order of Mambisa (incorporated by reference to Exhibit 2.1.5 to Registrant's Form 10-K, filed on December 20, 1996)

10.13 Agreement Not to Compete, dated June 1, 1996, between the Company and Carl Parmer (incorporated by reference to Exhibit 99 (c) (4) of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

10.14 Agreement Not to Compete, dated June 1, 1996, between the Company and Cecil Heftel (incorporated by reference to Exhibit 99 (c) (3) of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

10.15 Settlement Agreement, dated June 1, 1996, between the Company and Carl Parmer (incorporated by reference to Exhibit 99 (c) (6) of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

10.16 Settlement Agreement, dated June 1, 1996, between the Company and Cecil Heftel (incorporated by reference to Exhibit 99 (c) (5) of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

10.17 Option Agreement, dated as of December 23, 1996, among Clear Channel, Golden West Broadcasters (GWB), and Gene Autry and Stanley B. Schneider, as co-trustees of the Autry Survivor's Trust, with Exhibits (Schedules omitted) (incorporated by reference to Exhibit 2.5.14 to the Registrant's Registration Statement on Form S-3, as amended (Reg. No. 333-14207))

10.18 Time Brokerage Agreement, dated as of December 23, 1996, between GWB and Clear Channel (Exhibits omitted) (incorporated by reference to Exhibit
       2.5.15 to the Registrant's Registration Statement on Form S-3, as amended (Reg. No. 333-14207))

10.19 Time Brokerage Agreement, dated as of February 3, 1997, by and between Tichenor Media System, Inc. and Heart Unlimited Company (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on May 14,
       1997)

10.20 Option Agreement, dated February 3, 1997, by and between Tichenor Media System, Inc. and Heart Unlimited Company (incorporated by reference to
       Exhibit 10.2 to Registrant's Form 8-K filed on May 14, 1997)

10.21 Registration Rights Agreement, dated February 14, 1997, by and among the Registrant, McHenry T. Tichenor, Sr., McHenry T. Tichenor, Jr., Warren
       W. Tichenor, William E. Tichenor, Jean T. Russell, McHenry T. Tichenor, Jr., as Custodian for David T. Tichenor, Alta Subordinated Debt Partners III, L.P., Prime II Management, LP, PrimeComm, LP, Ricardo A. del Castillo, Jeffrey Hinson and David L. Lykes (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 3, 1997)

10.22 Employment Agreement, dated February 14, 1997, by and between the Registrant and McHenry T. Tichenor, Jr. (incorporated by reference to
       Exhibit 10.2 to the Registrant's Form 8-K filed March 3, 1997)

10.23 Stockholders Agreement, dated February 14, 1997, by and among the Registrant and each of the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Schedule 13D of McHenry T. Tichenor, Jr. filed February 14, 1997)

10.24 Registration Rights Agreement, dated February 14, 1997, by and among the Registrant and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed March 3,
       1997)

10.25 Credit Agreement among the Registrant and its subsidiaries, The Chase Manhattan Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on May 14, 1997)

10.27 Asset Exchange Agreement, dated December 1, 1997, by and between Multicultural Radio Broadcasting, Inc. and Heftel Broadcasting Corporation.

10.28 Heftel Broadcasting Corporation Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's definitive Proxy Statement filed on April 24, 1997 (Commission File No. 000-24516)).

11     Statement regarding Computations of Per Share Earnings

16 Letter from Ernst & Young LLP regarding change of certifying accountants (incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K filed February 26, 1997)

21     Subsidiaries of the Registrant

23.1   Consent of KPMG Peat Marwick LLP

23.2   Consent of Ernst & Young LLP

24     Power of Attorney (included on Signature Page)

27.1   Financial Data Schedule

27.2   Financial Data Schedule

27.3   Financial Data Schedule

27.4   Financial Data Schedule

27.5   Financial Data Schedule

       Registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

(1) Incorporated by reference to the identically numbered Exhibit to the Company's Registration Statement on Form S-1, as amended
     (Reg. No. 33-78370).

(b)
       REPORTS ON FORM 8-K

       The Company filed a report on Form 8-K dated December 12, 1997 which included consolidated balance sheets of Tichenor Media System, Inc. ("Tichenor") and its subsidiaries, which were acquired by the Company on February 14, 1997, as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, with an Independent Auditors' Report dated October 17, 1997. Also included were unaudited pro forma condensed consolidated statements of operations of the Company and its subsidiaries for the year ended December 31, 1996 and the nine months ended September 30, 1997. The Tichenor acquisition is described under the caption "Recent Developments" in Item 1 of Part I of this Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                                      HEFTEL BROADCASTING CORPORATION

                                      By: /s/ McHenry T. Tichenor, Jr.
                                          -------------------------------------
                                          McHenry T. Tichenor, Jr.
                                          President and Chief Executive Officer

       Each person whose signature appears below authorizes McHenry T. Tichenor, Jr. and Jeffrey T. Hinson, or either of them, each of whom may act without joinder of the other, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            NAME                          TITLE                      DATE
            ----                          -----                      ----
/s/ McHenry T. Tichenor, Jr.
----------------------------  President, Chief Executive         March 31, 1998
McHenry T. Tichenor, Jr.      Officer and Chairman of the Board
                              of Directors
/s/ Jeffrey T. Hinson
----------------------------  Senior Vice President, Chief       March 31, 1998
Jeffrey T. Hinson             Financial Officer and Treasurer
                              (Principal Financial Officer)
/s/ David P. Gerow
----------------------------  Vice President and Controller      March 31, 1998
David P. Gerow                (Principal Accounting Officer)

/s/ McHenry T. Tichenor
----------------------------  Director                           March 31, 1998
McHenry T. Tichenor

/s/ Robert W. Hughes
----------------------------  Director                           March 31, 1998
Robert W. Hughes

/s/ James M. Raines
----------------------------  Director                           March 31, 1998
James M. Raines

/s/ Ernesto Cruz
----------------------------  Director                           March 31, 1998
Ernesto Cruz

                                EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

2.1 Agreement and Plan of Merger, dated July 9, 1996, between Clear Channel Communications, Inc. and Tichenor Media System, Inc. with Exhibits (Schedules omitted) (incorporated by reference to Exhibit 99 (c) (16) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

2.2 Stock Purchase Agreement dated as of July 9, 1996, by and among Clear Channel Communications, Inc., and McHenry T. Tichenor, Sr. (incorporated by reference to Exhibit 99 (c) (17) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

2.3 Stock Purchase Agreement dated as of July 9, 1996, by and among Clear Channel Communications, Inc., and McHenry T. Tichenor, Jr. (incorporated by reference to Exhibit 99 (c) (18) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

2.4 Stock Purchase Agreement dated as of July 9, 1996, by and among Clear Channel Communications, Inc., and Warren Tichenor (incorporated by reference to Exhibit 99 (c) (19) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

2.5 Stock Purchase Agreement dated as of July 9, 1996, by and among Clear Channel Communications, Inc., and William Tichenor (incorporated by reference to Exhibit 99 (c) (20) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

2.6 Stock Purchase Agreement dated as of July 9, 1996, by and among Clear Channel Communications, Inc., and Jean Russell (incorporated by reference to Exhibit 99 (c) (21) of Amendment No. 2 to Schedule 14D-1 of Clear Channel Communications, Inc., filed on July 9, 1996)

2.7 Amended and Restated Agreement and Plan of Merger, dated October 10, 1996, between Clear Channel Communications, Inc. and Tichenor Media System, Inc. without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 2.5.7 to Registrant's Form 10-K/A for the year ended September 30, 1996)

2.8 Assignment Agreement, dated October 10, 1996 by Registrant and Heftel Merger Sub, Inc. (incorporated by reference to Exhibit 2.5.8 to Registrant's Form 10-K/A for the year ended September 30, 1996)

2.9 Assignment and Assumption Agreement, dated as of January 2, 1997, among the Registrant, Clear Channel, and Tichenor Media System, Inc. (incorporated by reference to Exhibit 2.5.16 to the Registrant's Registration Statement on Form S-3, as amended (Reg. No. 333-14207))

3.1 Second Amended and Restated Certificate of Incorporation of the Registrant dated February 14, 1997 (incorporated by reference to Exhibit
       3.1 to the Registrant's Form 8-K filed March 3, 1997)

3.2    Amended and Restated Bylaws of the Registrant (1)

4      Specimen certificate for the Class A Common Stock (1)

10.1 Lease dated May 15, 1987, between the Registrant and Hollywood and Vine Development Co. (incorporated by reference to Exhibit 10.15 of Registrant's Registration Statement on Form S-1 (Registration No. 33-78370) filed on April 29, 1994, as amended (Registrant's S-1))

10.2 Tower Lease Agreement, dated April 13, 1990, between the Registrant and KTNQ/KLVE, Inc. (formerly Heftel Broadcasting of California, Inc.), together with the Assignment and Assumption Agreement dated April 13, 1990 between the Registrant and The Tower Company (incorporated by reference to Exhibit 10.16 of Registrant's S-1)

10.3 Lease Agreement dated June 18, 1991 between Newcrow XI and KTNQ/KLVE, Inc. (incorporated by reference to Exhibit 10.17 of Registrant's S-1)

10.4 Reciprocal Easement Agreement, dated June 18 1991, between Newcrow XI and KTNQ/KLVE, Inc. (incorporated by reference to Exhibit 10.18 of Registrant's S-1)

10.5 Lease dated April 26, 1994, between the Registrant and Tropicana Trail Limited Partnership (incorporated by reference to Exhibit 10.14 of Registrant's S-1)

10.6 Stock Option Plan (incorporated by reference to Exhibit 10.4 of Registrant's S-1)

10.7   Form of Indemnification Agreement (incorporated by reference to Exhibit
       10.22 of Registrant's S-1)

10.8 Employment Agreement between KTNQ/KLVE, Inc. and Richard Heftel (incorporated by reference to Exhibit 10.23 of Registrant's S-1)

10.9 Amendment No. 1 to Employment Agreement dated May 31, 1996, between KTNQ/KLVE, Inc. and Richard Heftel (incorporated by reference to Exhibit
       10.5 of Registrant's Form 10-Q/A filed on November 6, 1996)

10.10 Lease Agreement, dated July 17, 1995, between the Registrant and 485 Madison Associates, a New York Limited Partnership (incorporated by reference to Exhibit 10.20 of Registrant's Form 10-K filed on December 29, 1995)

10.11 Employment Agreement dated August 1, 1995 between the Registrant and John T. Kendrick (incorporated by reference to Exhibit 10.15 to Registrant's Form 10-K filed on December 20, 1996)

10.12 Promissory Note dated January 9, 1996, executed by Registrant and HBC Florida, Inc. to the order of Mambisa (incorporated by reference to Exhibit 2.1.5 to Registrant's Form 10-K, filed on December 20, 1996)

10.13 Agreement Not to Compete, dated June 1, 1996, between the Company and Carl Parmer (incorporated by reference to Exhibit 99 (c) (4) of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

10.14 Agreement Not to Compete, dated June 1, 1996, between the Company and Cecil Heftel (incorporated by reference to Exhibit 99 (c) (3) of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

10.15 Settlement Agreement, dated June 1, 1996, between the Company and Carl Parmer (incorporated by reference to Exhibit 99 (c) (6) of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

10.16 Settlement Agreement, dated June 1, 1996, between the Company and Cecil Heftel (incorporated by reference to Exhibit 99 (c) (5) of Clear Channel's Schedule 14D-1 filed on June 7, 1996)

10.17 Option Agreement, dated as of December 23, 1996, among Clear Channel, Golden West Broadcasters (GWB), and Gene Autry and Stanley B. Schneider, as co-trustees of the Autry Survivor's Trust, with Exhibits (Schedules omitted) (incorporated by reference to Exhibit 2.5.14 to the Registrant's Registration Statement on Form S-3, as amended (Reg. No. 333-14207))

10.18 Time Brokerage Agreement, dated as of December 23, 1996, between GWB and Clear Channel (Exhibits omitted) (incorporated by reference to Exhibit
       2.5.15 to the Registrant's Registration Statement on Form S-3, as amended (Reg. No. 333-14207))

10.19 Time Brokerage Agreement, dated as of February 3, 1997, by and between Tichenor Media System, Inc. and Heart Unlimited Company (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on May 14,
       1997)

10.20 Option Agreement, dated February 3, 1997, by and between Tichenor Media System, Inc. and Heart Unlimited Company (incorporated by reference to
       Exhibit 10.2 to Registrant's Form 8-K filed on May 14, 1997)

10.21 Registration Rights Agreement, dated February 14, 1997, by and among the Registrant, McHenry T. Tichenor, Sr., McHenry T. Tichenor, Jr., Warren
       W. Tichenor, William E. Tichenor, Jean T. Russell, McHenry T. Tichenor, Jr., as Custodian for David T. Tichenor, Alta Subordinated Debt Partners III, L.P., Prime II Management, LP, PrimeComm, LP, Ricardo A. del Castillo, Jeffrey Hinson and David L. Lykes (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 3, 1997)

10.22 Employment Agreement, dated February 14, 1997, by and between the Registrant and McHenry T. Tichenor, Jr. (incorporated by reference to
       Exhibit 10.2 to the Registrant's Form 8-K filed March 3, 1997)

10.23 Stockholders Agreement, dated February 14, 1997, by and among the Registrant and each of the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Schedule 13D of McHenry T. Tichenor, Jr. filed February 14, 1997)

10.24 Registration Rights Agreement, dated February 14, 1997, by and among the Registrant and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed March 3,
       1997)

10.25 Credit Agreement among the Registrant and its subsidiaries, The Chase Manhattan Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on May 14, 1997)

10.26 Asset Purchase Agreement, dated March 28, 1997, by and among Roy E. Henderson and Fort Bend Broadcasting Company, Inc. and Tichenor Media System, Inc. (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K filed on May 14, 1997)

10.27 Asset Exchange Agreement, dated December 1, 1997, by and between Multicultural Radio Broadcasting, Inc. and Heftel Broadcasting Corporation.

10.28 Heftel Broadcasting Corporation Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's definitive Proxy Statement filed on April 24, 1997 (Commission File No. 000-24516)).

11     Statement regarding Computations of Per Share Earnings

16 Letter from Ernst & Young LLP regarding change of certifying accountants (incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K filed February 26, 1997)

21     Subsidiaries of the Registrant

23.1   Consent of KPMG Peat Marwick LLP

23.2   Consent of Ernst & Young LLP

24     Power of Attorney (included on Signature Page)

27.1   Financial Data Schedule

27.2   Financial Data Schedule

27.3   Financial Data Schedule

27.4   Financial Data Schedule

27.5   Financial Data Schedule

       Registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

(1) Incorporated by reference to the identically numbered Exhibit to the Company's Registration Statement on Form S-1, as amended
     (Reg. No. 33-78370).