Form 10-Q
period 1998-03-31
HEFTEL BROADCASTING CORP
filed 1998-05-13
CIK 922503

FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1998

                                          or

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

                                (214) 855-8882
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [x]         No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                            OUTSTANDING AT MAY 13, 1998
-----                                            ---------------------------
Class A Common Stock, $.001 Par Value                     35,160,497
Class B Non-Voting Common Stock, $.001 Par Value          14,156,470

                           HEFTEL BROADCASTING CORPORATION

                                    March 31, 1998

                                        INDEX


PART I.        FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of March 31, 1998
            and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . 2

            Condensed Consolidated Statements of Income for the
            Three Months Ended March 31, 1998 and 1997  . . . . . . . . . . 3

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1998 and 1997  . . . . . . . . . . 4

            Notes to Condensed Consolidated Financial Statements  . . . . . 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . 7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .10

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .10

                           PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                    March 31,          December 31,
                                                                      1998                 1997
                                                                 --------------        ------------
ASSETS
Current assets:
    Cash and cash equivalents                                    $  211,476,121        $  6,553,271
    Accounts receivable, net                                         24,939,199          29,324,324
    Prepaid expenses and other current assets                         1,392,952             817,456
                                                                 --------------        ------------
        Total current assets                                        237,808,272          36,695,051
                                                                 --------------        ------------
Property and equipment, at cost, net                                 32,601,864          33,299,917
                                                                 --------------        ------------
Intangible assets, net                                              420,456,190         423,529,926
                                                                 --------------        ------------
Deferred charges and other assets, net                               19,528,039          18,723,785
                                                                 --------------        ------------
        Total assets                                             $  710,394,365        $512,248,679
                                                                 --------------        ------------
                                                                 --------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                        $   25,252,877        $ 25,285,382
    Current portion of long-term debt                                   340,169             440,097
                                                                 --------------        ------------
        Total current liabilities                                    25,593,046          25,725,479
                                                                 --------------        ------------
Long-term obligations, less current portion                           2,051,490          14,122,019
                                                                 --------------        ------------
Deferred income taxes                                                82,941,601          82,441,601
                                                                 --------------        ------------
Stockholders' equity:
    Preferred Stock, cumulative, $.001 par value
        Authorized 5,000,000 shares; no shares issued or outstanding        -                   -
    Class A Common Stock, $.001 par value
        Authorized 50,000,000 shares at March 31, 1998 and
        December 31, 1997, respectively; issued and
        outstanding 35,160,497 at March 31, 1998 and 29,978,748
        at December 31, 1997                                             35,160              29,979
    Class B Common Stock, $.001 par value
        Authorized 50,000,000 shares at March 31, 1998 and
        December 31, 1997, respectively; issued and
        outstanding 14,156,470                                           14,156              14,156
    Additional paid-in capital                                      665,066,331         459,567,282
    Accumulated deficit                                             (65,307,419)        (69,651,837)
                                                                 --------------        ------------
        Total stockholders' equity                                  599,808,228         389,959,580
                                                                 --------------        ------------
        Total liabilities and stockholders' equity               $  710,394,365        $512,248,679
                                                                 --------------        ------------
                                                                 --------------        ------------

             See notes to condensed consolidated financial statements.

                  HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                 ----------------------------------
                                                                      1998                 1997
                                                                 --------------        ------------
Net revenues                                                      $  31,347,088       $  23,029,373
Operating expenses                                                   20,136,524          16,443,806
                                                                 --------------        ------------
Operating income before depreciation,
  amortization and corporate expenses                                11,210,564           6,585,567
Depreciation and amortization                                         4,338,556           2,918,308
Corporate expenses                                                    1,186,734             994,856
                                                                 --------------        ------------
Operating income                                                      5,685,274           2,672,403
                                                                 --------------        ------------
Other income (expense):
    Interest income (expense), net                                    1,678,162          (1,607,793)
    Other, net                                                                -            (121,305)
                                                                 --------------        ------------
                                                                      1,678,162          (1,729,098)
                                                                 --------------        ------------
Income before income tax                                              7,363,436             943,305
Income tax                                                            3,019,018             377,322
                                                                 --------------        ------------
Net income                                                       $    4,344,418        $    565,983
                                                                 --------------        ------------
                                                                 --------------        ------------
Net income per common share - basic and diluted                  $         0.09        $       0.02
                                                                 --------------        ------------
                                                                 --------------        ------------
Weighted average common shares outstanding:
    Basic                                                            48,109,168          34,278,448
    Diluted                                                          48,462,844          34,279,782

             See notes to condensed consolidated financial statements.

                  HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                 ----------------------------------
                                                                      1998                 1997
                                                                 --------------        ------------
Cash flows from operating activities:
    Net income                                                     $  4,344,418          $  565,983
    Adjustments to reconcile net income
      to net cash provided by operating activities:
          Provision for bad debts                                       368,949             794,396
          Depreciation and amortization                               4,338,556           2,918,308
          Deferred income taxes                                         500,000                   -
          Other                                                         (16,694)            239,031
          Changes in operating assets and liabilities                 4,166,995           1,713,317
                                                                 --------------        ------------
            Net cash provided by operating activities                13,702,224           6,231,035
                                                                 --------------        ------------
Cash flows from investing activities:
    Property and equipment acquisitions                                (518,894)           (803,442)
    Dispositions of property and equipment                              104,813                   -
    Additions to intangible assets                                     (102,888)           (903,594)
    Increase in deferred charges and other assets                       (56,095)         (9,322,937)
    Payments related to radio station acquisitions                   (1,698,088)         (1,402,737)
                                                                 --------------        ------------
            Net cash used in investing activities                    (2,271,152)        (12,432,710)
                                                                 --------------        ------------
Cash flows from financing activities:
    Borrowings on long-term obligations                                       -          56,038,990
    Payment of deferred financing costs                                       -          (1,200,000)
    Payments on long-term obligations                               (12,170,457)       (215,079,889)
    Proceeds from stock issuances                                   205,662,235         177,085,075
    Other                                                                     -              45,582
                                                                 --------------        ------------
            Net cash provided by financing activities               193,491,778          16,889,758
                                                                 --------------        ------------
Net increase in cash and cash equivalents                           204,922,850          10,688,083
Cash and cash equivalents at beginning of period                      6,553,271           4,787,652
                                                                 --------------        ------------
Cash and cash equivalents at end of period                       $  211,476,121       $  15,475,735
                                                                 --------------        ------------
                                                                 --------------        ------------

             See notes to condensed consolidated financial statements.

                  HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   MARCH 31, 1998

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Heftel Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in Heftel Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

    On November 6, 1997, the Board of Directors of the Company authorized a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend was paid on December 1, 1997, to all holders of common stock at the close of business on November 18, 1997. The net income per common share and other per share information for all periods presented has been restated to reflect this two-for-one stock split.

    In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per common share is based on net earnings after preferred stock dividend requirements, if any, and the weighted-average number of Class A and Class B common shares outstanding during the period. Diluted earnings per common share assumes the exercise or conversion of securities (such as stock options) into common stock at the later of the beginning of the period or date of issuance and includes the add-back of related interest expense and/or dividends, as required. The adoption of this new accounting standard, which required the restatement of all presented periods' earnings per share data, did not have a material impact on previously reported earnings per share.

    Effective with fiscal years beginning after December 15, 1997, companies are required to adopt Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income, which comprises certain specific items previously reported directly in stockholders' equity. Other comprehensive income comprises items such as unrealized gains and losses on debt and equity securities classified as available-for-sale securities, minimum pension liability adjustments, and foreign currency translation adjustments. Since the Company does not currently have any of these other comprehensive income items, the Company's comprehensive income equals its net income. Therefore, SFAS No. 130 has no impact on the way the Company reports or has reported its financial statements.

2.  ACQUISITIONS AND DISPOSITIONS

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

    On February 14, 1997, the Company completed its acquisition of Tichenor Media System, Inc. ("Tichenor"), a national radio broadcasting company engaged in the business of acquiring, developing and programming Spanish language radio stations (the "Tichenor Merger"). At the time of the Tichenor Merger, Tichenor owned or programmed 20 radio stations in six of the ten largest Hispanic markets in the United States. The merger was effected through the merger of a wholly-owned subsidiary of the Company with and into Tichenor. In connection with the merger, management of Tichenor assumed management responsibilities of the Company. Pursuant to the Tichenor Merger, the former Tichenor shareholders and warrant holders received an aggregate of 11,379,756 shares of Common Stock. At the time of the Tichenor Merger, Tichenor had outstanding approximately $72.0 million of long-term debt, which was subsequently refinanced by the Company. In addition, all of Tichenor's outstanding shares of 14% Senior Redeemable Cumulative Preferred Stock ("Tichenor Senior Preferred") were redeemed for approximately $3.4 million. The total purchase price, including closing costs, allocated to net assets acquired, was approximately $181.2 million.

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

    On March 25, 1998, the Company entered into an asset purchase agreement to acquire the assets of KKPN(FM) (the "KKPN(FM) Acquisition") serving the Houston market for $54.0 million. Following the consummation of the KKPN(FM) Acquisition, the Company plans to convert the station's programming to a Spanish language format. Consummation of the purchase is subject to a number of conditions, including approval by the FCC of the transfer of the FCC licenses.

    Pro forma results of operations for the three months ended March 31, 1997, calculated as though the Tichenor Merger and completed acquisitions had occurred at the beginning of 1997, is as follows (dollars in thousands, except per share data):

         Net revenues                                       $  27,741
         Operating income                                       1,434
         Net loss                                              (1,989)
         Net loss per
           common share - basic and diluted                     (0.05)

     The pro forma results of operations does not purport to represent what the Company's results of operations actually would have been had the Tichenor Merger occurred at the date specified, or to project the Company's results of operations for any future period.

3.   LONG-TERM DEBT

     On January 29, 1998, the Company repaid the outstanding balance of the $300.0 million revolving credit facility (the "Credit Facility") which was $12.0 million. Proceeds from the January 1998 secondary public stock offering (the "January 1998 Offering") were used to retire this obligation.

     On February 12, 1997, the Company repaid borrowings of $142.5 million outstanding under an existing $155 million credit facility with a portion of the proceeds from the February 1997 secondary public stock offering (the "February 1997 Offering"). On February 14, 1997, the Company entered into the new Credit Facility, replacing the existing credit facility. The Company used advances under the Credit Facility and a portion of the proceeds from the February 1997 Offering to retire the outstanding debt and senior preferred stock of Tichenor assumed on the date of the Tichenor Merger. The Company's ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. Availability under the Credit Facility decreases quarterly commencing September 30, 1999 and ending December 31, 2004.

4.   STOCKHOLDERS' EQUITY

     On January 22, 1998, the Company completed the January 1998 Offering selling 5,175,000 shares of Class A Common Stock in an underwritten public offering for a total of approximately $205.5 million in proceeds. The Company completed the February 1997 Offering on February 10, 1997, selling 4,830,000 (pre-split) shares of its Class A Common Stock in an underwritten public offering for a total of approximately $176.4 million in proceeds.

5.   LONG-TERM INCENTIVE PLAN

     On May 21, 1997, the stockholders of the Company approved the Heftel Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan").
The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) five percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has granted incentive and non-qualified stock options for 724,084 shares of Class A Common Stock to directors and key employees. The exercise prices range from $16.44 to $43.94 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are net revenues (gross revenues net of agency commissions) and operating expenses (excluding depreciation, amortization and corporate general and administrative expense). The primary source of revenues is the sale of broadcasting time for advertising. The Company's most significant operating expenses for purposes of the computation of broadcast cash flow are employee salaries and commissions, programming expenses, advertising and promotion expenses. The Company strives to control these expenses by working closely with local station management. The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues. The second and third quarters generally produce the highest revenues.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997

     The results of operations for the three months ended March 31, 1998 are not comparable to results of operations for the same period in 1997 primarily due to (a) the Tichenor Merger which closed February 14, 1997, and (b) the start-up of KSCA(FM) in Los Angeles on February 5, 1997. Management's discussion and analysis of the results of operations for the three months ended March 31, 1998, as compared to the comparable period in 1997, has been presented on a pro forma basis as though the Tichenor Merger had occurred on January 1, 1997. The pro forma results of operations are not necessarily indicative of what would have occurred had the Tichenor Merger taken place on January 1, 1997.

     The following table sets forth selected data from the operating results of the Company for the three months ended March 31, 1998 and 1997 on a historical and pro forma basis (in thousands):

                                                      Three Months Ended March 31,
                            --------------------------------------------------------------------------------
                                         Historical
                            --------------------------------------
                                                                      Historical      Pro Forma
                              1998         1997(1)        % Change       1998           1997       % Change
                            -------        -------        --------    ----------      ---------    --------
Net Revenues                $31,347        $23,029          36.1%       $31,347        $27,741        13.0%

Operating Expenses          $20,136        $16,443          22.5%       $20,136        $20,263        (0.6)%

Broadcast Cash Flow         $11,211       $  6,586          70.2%       $11,211        $ 7,478        49.9%

    (1) The Tichenor Merger closed on February 14, 1997. As a result, the historical results exclude results of operations of Tichenor from January 1, 1997 through February 13, 1997.

    Net revenues increased by $8.3 million or 36.1% to $31.3 million in the three months ended March 31, 1998 from $23.0 million in the same quarter of 1997. Net revenues increased for the three months ended March 31, 1998 compared to the same periods in 1997 primarily because of the Tichenor Merger, the operation of KSCA(FM) during all of the three months ended March 31, 1998, compared to a portion of the same periods in 1997 and revenue growth of start-up stations other than KSCA(FM). Had the Tichenor Merger occurred on January 1, 1997, net revenues for the three months ended March 31, 1998 would have increased 13.0% compared to the same period in 1997.

    Operating expenses increased by $3.7 million or 22.5% to $20.1 million for the three months ended March 31, 1998 from $16.4 million for the same period of 1997. Operating expenses increased primarily due to the Tichenor Merger and the start-up stations. Had the Tichenor Merger occurred on January 1, 1997, operating expenses would have decreased 0.6% on a pro forma basis compared to the same period of 1997.

    Operating income before corporate expenses, depreciation and amortization (broadcast cash flow) for the three months ended March 31, 1998 increased 70.2% to $11.2 million from $6.6 million in the same quarter of 1997. Had the Tichenor Merger occurred on January 1, 1997, operating income before corporate expenses, depreciation and amortization would have increased 49.9% to $11.2 million on a pro forma basis for the three months ended March 31, 1998, compared to the same period of 1997.

    Corporate expenses for the quarter ended March 31, 1998 increased from $1.0 million to $1.2 million for the same quarter of the prior year. The increase was primarily due to higher staffing costs of the Company after the Tichenor Merger. Depreciation and amortization for the quarter ended March 31, 1998 increased 48.7% to $4.3 million compared to $2.9 million for the same period in 1997. The increase is primarily due to the additional depreciation and amortization associated with the Tichenor Merger.

    Interest expense, net decreased from $1.6 million for the three months ended March 31, 1997 to $1.7 million of interest income, net for the three months ended March 31, 1998. The reduction in interest expense was the result of the repayment of debt funded from the January 1998 Offering. Interest income increased due to a $193.5 million increase in invested cash from the January 1998 Offering.

    Federal and state income taxes are being provided at an effective rate of 41% in 1998.

    For the three months ended March 31, 1998, the Company's net income totaled $4.3 million ($0.09 per common share) compared to $0.6 million ($0.02 per common share) in the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities for the three months ended March 31, 1998 was $13.7 million as compared to $6.2 million for the same period of 1997. Capital expenditures totaled $0.5 million and $0.8 million for the three months ended March 31, 1998 and 1997, respectively. The Company repaid on January 29, 1998, the entire balance of $12.0 million outstanding under the Credit Facility. For the three months ended March 31, 1998, the Company repaid $0.2 million of other Company indebtedness. On February 12, 1997, the entire balance of $142.5 million outstanding under the Company's prior credit agreement was repaid with the proceeds from the Offering. On February 14, 1997, the Company entered into the Credit Facility. Also on February 14, 1997, the Company borrowed $46.0 million under the Credit Facility and used a portion of the remaining proceeds from the Offering to repay approximately $72.0 million of Tichenor related debt and to redeem the Tichenor Senior Preferred assumed in connection with the Tichenor Merger.


    Available cash on hand plus cash flow provided by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund capital expenditures. The Company believes it will have sufficient cash on hand and cash provided by operations, borrowings under the Credit Facility, and proceeds from securities offerings to finance its operations and satisfy its debt service requirements. The Company regularly reviews potential acquisitions. The Company intends to finance acquisitions primarily through proceeds from securities offerings, additional borrowings under the Credit Facility and/or from cash provided by operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

   Exhibit
     No.       Description of Exhibit
  ---------    ----------------------
     10.1      Asset Purchase Agreement, dated March 25, 1998, by and between
               HBC Houston, Inc., HBC Houston License Corporation and SBI
               Holding Corporation

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

                               Heftel Broadcasting Corporation
                               -------------------------------
                                       (Registrant)

                               /s/ Jeffrey T. Hinson
                               ---------------------------------------
                                   Jeffrey T. Hinson
                               Senior Vice President/
                               Chief Financial Officer

Dated:    May 13, 1998

                                     INDEX

   Exhibit
     No.       Description of Exhibit
  ---------    ----------------------
     10.1      Asset Purchase Agreement, dated March 25, 1998, by and between
               HBC Houston, Inc., HBC Houston License Corporation and SBI
               Holding Corporation

     27        Financial Data Schedule