Form 10-Q
period 1998-06-30
HEFTEL BROADCASTING CORP
filed 1998-08-06
CIK 922503

                         SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549
                                       FORM 10-Q

(Mark One)

[x] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Transition period from ________________ to ________________

                            Commission file number 0-24516


                            HEFTEL BROADCASTING CORPORATION
              (Exact name of registrant as specified in its charter)

                 Delaware                                99-0113417
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

     3102 Oak Lawn Avenue, Suite 215                        75219
               Dallas, Texas                              (Zip Code)
  (Address of principal executive offices)

                                   (214) 525-7700
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at August 6, 1998
-----                                              -----------------------------
Class A Common Stock, $.001 Par Value                         35,171,980
Class B Non-Voting Common Stock, $.001 Par Value              14,156,470

                        HEFTEL BROADCASTING CORPORATION

                                 June 30, 1998

                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 1998
              and December 31, 1997                                              2

              Condensed Consolidated Statements of Operations for the
              Three Months Ended June 30, 1998 and 1997 and the Six Months
              Ended June 30, 1998 and 1997                                       3

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1998 and 1997                            4

              Notes to Condensed Consolidated Financial Statements               5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                      10

Item 4.   Submission of Matters to a Vote of Security Holders                    10

Item 6.   Exhibits and Reports on Form 8-K                                       11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                  HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                  June 30,      December 31,
                                                                    1998           1997
                                                               -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $  49,684,934   $   6,553,271
  Accounts receivable, net                                        34,310,894      29,324,324
  Prepaid expenses and other current assets                        2,193,114         817,456
                                                               -------------   -------------
      Total current assets                                        86,188,942      36,695,051

Property and equipment, at cost, net                              30,116,757      33,299,917
Intangible assets, net                                           590,224,109     423,529,926
Deferred charges and other assets, net                            20,160,049      18,723,785
                                                               -------------   -------------
      Total assets                                             $ 726,689,857   $ 512,248,679
                                                               -------------   -------------
                                                               -------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and accrued expenses                        $  31,587,441   $  25,285,382
  Current portion of long-term debt                                  329,847         440,097
                                                               -------------   -------------
      Total current liabilities                                   31,917,288      25,725,479
                                                               -------------   -------------
Long-term obligations, less current portion                        1,942,951      14,122,019
                                                               -------------   -------------
Deferred income taxes                                             85,341,601      82,441,601
                                                               -------------   -------------
Stockholders' equity:
  Preferred Stock, cumulative, $.001 par value
    Authorized 5,000,000 shares; no shares issued
      or outstanding                                                       -               -
  Class A Common Stock, $.001 par value
    Authorized 50,000,000 shares at June 30, 1998 and
    December 31, 1997; issued and outstanding
    35,160,497 at June 30, 1998 and 29,978,748 at
    December 31, 1997                                                 35,160          29,979
  Class B Common Stock, $.001 par value
    Authorized 50,000,000 shares at June 30, 1998 and
    December 31, 1997; issued and outstanding 14,156,470              14,156          14,156
  Additional paid-in capital                                     664,942,650     459,567,282
  Accumulated deficit                                            (57,503,949)    (69,651,837)
                                                               -------------   -------------
      Total stockholders' equity                                 607,488,017     389,959,580
                                                               -------------   -------------
      Total liabilities and stockholders' equity               $ 726,689,857   $ 512,248,679
                                                               -------------   -------------
                                                               -------------   -------------

               See notes to condensed consolidated financial statements.

               HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended            Six Months Ended
                                                         June 30,                      June 30,
                                                --------------------------    --------------------------
                                                    1998           1997           1998           1997
                                                -----------    -----------    -----------    -----------
Net revenues                                    $44,392,528    $37,980,889    $75,739,616    $61,010,262
Operating expenses                               25,375,655     22,941,668     45,512,179     39,385,474
                                                -----------    -----------    -----------    -----------
Operating income before depreciation,
 amortization and corporate expenses             19,016,873     15,039,221     30,227,437     21,624,788
Depreciation and amortization                     5,152,097      3,961,786      9,490,653      6,880,094
Corporate expenses                                1,575,905      1,325,017      2,762,639      2,319,873
                                                -----------    -----------    -----------    -----------
Operating income                                 12,288,871      9,752,418     17,974,145     12,424,821
                                                -----------    -----------    -----------    -----------
Other income (expense):
  Interest income (expense), net                  1,113,313       (784,741)     2,791,475     (2,392,534)
  Other, net                                              -        (12,602)             -       (133,907)
                                                -----------    -----------    -----------    -----------
                                                  1,113,313       (797,343)     2,791,475     (2,526,441)
                                                -----------    -----------    -----------    -----------
Income before income tax                         13,402,184      8,955,075     20,765,620      9,898,380
Income tax                                        5,598,714      3,582,028      8,617,732      3,959,350
                                                -----------    -----------    -----------    -----------
Net income                                      $ 7,803,470    $ 5,373,047    $12,147,888    $ 5,939,030
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Net income per common share -
 basic and diluted                              $      0.16    $      0.12    $      0.25    $      0.15
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------
Weighted average common shares outstanding:
  Basic                                          49,316,967     44,135,218     48,713,068     39,206,833
  Diluted                                        49,617,324     44,150,810     49,040,084     39,215,296

          See notes to condensed consolidated financial statements.

                HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Six Months Ended
                                                                     June 30,
                                                          ------------------------------
                                                               1998             1997
                                                          -------------    -------------
Cash flows from operating activities:
  Net income                                              $  12,147,888    $   5,939,030
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Provision for bad debts                                     598,963        1,862,196
    Depreciation and amortization                             9,490,653        6,880,094
    Deferred income taxes                                     2,900,000        2,328,317
    Other                                                        (9,907)         710,548
    Changes in operating assets and liabilities                (617,934)      (1,147,826)
                                                          -------------    -------------
      Net cash provided by operating activities              24,509,663       16,572,359
                                                          -------------    -------------
Cash flows from investing activities:
  Property and equipment acquisitions                        (1,887,647)      (2,178,596)
  Acquisitions of radio stations                           (170,954,029)      (1,402,737)
  Additions to intangible assets                               (107,047)        (903,594)
  Increase in deferred charges and other assets, net         (1,678,513)     (10,345,016)
                                                          -------------    -------------
      Net cash used in investing activities                (174,627,236)     (14,829,943)
                                                          -------------    -------------
Cash flows from financing activities:
  Borrowings on long-term obligations                                 -       56,038,990
  Payment of debt issue costs                                         -       (1,200,000)
  Payments on long-term obligations                         (12,289,318)    (226,643,234)
  Proceeds from stock issuances                             205,538,554      177,085,075
  Other                                                               -           55,186
                                                          -------------    -------------
      Net cash provided by financing activities             193,249,236        5,336,017
                                                          -------------    -------------
Net increase in cash and cash equivalents                    43,131,663        7,078,433
Cash and cash equivalents at beginning of period              6,553,271        4,787,652
                                                          -------------    -------------
Cash and cash equivalents at end of period                $  49,684,934    $  11,866,085
                                                          -------------    -------------
                                                          -------------    -------------

            See notes to condensed consolidated financial statements.

                 HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Heftel Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in Heftel Broadcasting Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     On December 1, 1997, the Company entered into an asset exchange agreement to exchange WPAT(AM), serving the New York City market, and $115.5 million in cash for the assets of WCAA(FM) (formerly WNWK(FM)), serving the New York City market (the "WCAA(FM) Acquisition"). The WCAA(FM) Acquisition closed on May 22, 1998. Immediately after closing, the station's programming was converted to a Spanish language format.

     On March 25, 1998, the Company entered into an asset purchase agreement to acquire the assets of KLTN(FM) (the "KLTN(FM) Acquisition", formerly KKPN(FM)) serving the Houston market for $54.0 million. The KLTN(FM) Acquisition closed on May 29, 1998. Immediately after closing, the station's programming was converted to a Spanish language format.

     The Company entered into an asset purchase agreement on May 26, 1998 to acquire the assets of KJQY(FM) and KKLQ(FM) serving the San Diego market (the "San Diego Acquisition") for $65.2 million. Following the consummation of the San Diego Acquisition, the Company plans to convert the stations' programming to a Spanish language format. Consummation of the purchase is subject to a number of conditions.

     Pro forma results of operations for the three and six months ended June 30, 1998 and 1997, calculated as though the Tichenor Merger and completed acquisitions had occurred at the beginning of 1997, is as follows (dollars in thousands, except per share data):

                                               Three Months Ended             Six Months Ended
                                                     June 30,                     June 30,
                                             ----------------------         ----------------------
                                               1998           1997           1998           1997
                                             -------        -------         -------        -------
Net revenues                                 $44,991        $39,254         $77,374        $68,140
Operating income                              11,771          8,879          16,604          9,613
Net income (loss)                              6,619          2,989           8,704         (1,102)
Net income (loss) per common share --
  basic and diluted                             0.13           0.07            0.18          (0.03)

     The pro forma results of operations does not purport to represent what the Company's results of operations actually would have been had the Tichenor Merger occurred at the date specified, or to project the Company's results of operations for any future period.

1.   LONG-TERM OBLIGATIONS

     On January 29, 1998, the Company repaid the outstanding balance of the $300.0 million revolving credit facility (the "Credit Facility") which was $12.0 million. Proceeds from the January 1998 secondary public stock offering (the "January 1998 Offering") were used to retire this obligation.

     The Company's ability to borrow under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. The Company has $300.0 million of credit available and may elect under the terms of the Credit Facility to increase the facility by $150.0 million. Availability under the Credit Facility decreases quarterly commencing September 30, 1999 and ending December 31, 2004.

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

2.   STOCKHOLDERS' EQUITY

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

3.   LONG-TERM INCENTIVE PLAN

     On May 21, 1997, the stockholders of the Company approved the Heftel Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan"). The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) five percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has granted incentive and non-qualified stock options for 1,018,084 shares of Class A Common Stock to directors and key employees. The exercise prices range from $16.44 to $43.94 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

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

COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 1998 TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

     The results of operations for the three and six months ended June 30, 1998 are not comparable to results of operations for the same periods in 1997 primarily due to (a) the Tichenor Merger which closed February 14, 1997, and
(b) the start-up of radio stations KSCA(FM) in Los Angeles on February 5, 1997, WCAA(FM) in New York on May 22, 1998 and KLTN(FM) in Houston on May 29, 1998.

     Net revenues increased by $6.4 million or 16.9% to $44.4 million in the three months ended June 30, 1998 from $38.0 million in the same quarter of 1997. Net revenues for the six months ended June 30, 1998 increased by $14.7 million, or 24.1% to $75.7 million, compared to $61.0 million for the same period in 1997. Net revenues increased for the three and six months ended June 30, 1998 compared to the same periods in 1997 primarily because of the Tichenor Merger, the operation of KSCA(FM) during all of the six months ended June 30, 1998, compared to a portion of the same periods in 1997 and revenue growth of start-up stations other than KSCA(FM). Had the Tichenor Merger and WCAA(FM) acquisition occurred on January 1, 1997, net revenues for the three and six months ended June 30, 1998 would have increased 14.6% and 13.6%, respectively.

     Operating expenses increased by $2.4 million, or 10.6% to $25.4 million for the three months ended June 30, 1998 from $22.9 million for the same period of 1997. Operating expenses for the six months ended June 30, 1998 increased by $6.1 million, or 15.6%, to $45.5 million, compared to $39.4 million for the six months ended June 30, 1997. Operating expenses increased primarily due to the Tichenor Merger and the start-up of WCAA(FM) in New York and KLTN(FM) in Houston. Bad debt expense (included in operating expenses) decreased $1.3 million or 67.8% to $0.6 million for the six months ended June 30, 1998 from $1.9 million for the same period of 1997. The decrease in bad debt expense in 1998 is due to the allowance for doubtful accounts needing a smaller increase compared to the same period in 1997. Had the Tichenor Merger occurred on January 1, 1997, operating expenses would have increased 9.4% and 3.8%, to $33.2 million and $60.8 million for the three and six months ended June 30, 1998, respectively, on a pro forma basis compared to the same period of 1997.

     Operating income before corporate expenses, depreciation and amortization ("broadcast cash flow") for the three and six months ended June 30, 1998 increased 26.5% and 39.8% to $19.0 million and $30.2 million, respectively, compared to $15.0 million and $21.6 million, respectively, for the three and six months ended June 30, 1997. Had the Tichenor Merger occurred on January 1, 1997, broadcast cash flow would have increased 24.5% and 32.5%, to $19.3 million and $30.9 million, respectively, on a pro forma basis for the three and six months ended June 30, 1998, compared to the same periods of 1997.

     Corporate expenses increased by $0.3 million, or 18.9%, to $1.6 million for the three months ended June 30, 1998 compared to the same period of 1997. Corporate expenses for the six months ended June 30, 1998 increased by $0.4 million, or 19.1%, to $2.8 million, compared to the same period of 1997. The increase was primarily due to higher staffing costs of the Company after the Tichenor Merger. Depreciation and amortization for the quarter ended June 30, 1998 increased 30.0% to $5.2 million compared to $4.0 million for the same period in 1997. Depreciation and amortization for the six months ended June 30, 1998 increased 37.9% to $9.5 million compared to $6.9 million for the same period of 1997. The increase in both periods is due to radio station acquisitions, capital expenditures and the additional depreciation and amortization associated with the Tichenor Merger included in all of the six months ended June 30, 1998, compared to a portion of the same period in 1997.

     Interest expense, net decreased from $0.8 and $2.4 million for the three and six months ended June 30, 1997, respectively, to $1.1 and $2.4 million of interest income, net for the three and six months ended June 30, 1998. The reduction in interest expense was the result of the repayment of debt funded from the January 1998 Offering. Interest income increased due to a $193.5 million increase in invested cash from the January 1998 Offering.

     Federal and state income taxes are being provided at an effective rate of 41.5% in 1998 and 40% in 1997. The increase in the effective tax rate in 1998 is due to goodwill amortization which is not deductible for tax purposes.

     For the three months ended June 30, 1998, the Company's net income totaled $7.8 million ($0.16 per common share) compared to $5.4 million ($0.12 per common share) in the same period of 1997. For the six months ended June 30, 1997, the Company's net income totaled $12.1 million compared to $5.9 million in the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended June 30, 1998 was $23.5 million as compared to $16.6 million for the same period of 1997. Capital expenditures totaled $1.9 million and $2.2 million for the six months ended June 30, 1998 and 1997, respectively. The Company repaid on January 29, 1998, the entire balance of $12.0 million outstanding under the Credit Facility. For the six months ended June 30, 1998, the Company repaid $0.3 million of other Company indebtedness. On February 12, 1997, the entire balance of $142.5 million outstanding under the Company's prior credit agreement was repaid with the proceeds from the February 1997 Offering. On February 14, 1997, the Company entered into the Credit Facility. Also on February 14, 1997, the Company borrowed $46.0 million under the Credit Facility and used a portion of the remaining proceeds from the February 1997 Offering to repay approximately $72.0 million of Tichenor related debt and to redeem the Tichenor Senior Preferred assumed in connection with the Tichenor Merger.

     Available cash on hand plus cash flow provided by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund radio station acquisitions and capital expenditures. The Company believes it will have sufficient cash on hand and cash provided by operations, borrowings under the Credit Facility, and proceeds from securities offerings to finance its operations and satisfy its debt service requirements. The Company regularly reviews potential acquisitions. The Company intends to finance acquisitions primarily through proceeds from securities offerings, additional borrowings under the Credit Facility and/or from cash provided by operations.

ACCOUNTING PRONOUNCEMENTS

         Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," was issued by the American Institute of Certified Public Accountants in April 1998. This SOP provides guidance on the financial reporting of start-up and organizational costs. It requires start-up activities and organization costs to be expensed as incurred. The Company presently expenses start-up and organization costs as incurred.

YEAR 2000

         The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations.

         The Company has been replacing its software as part of its long-term technological plans. The new software being implemented functions properly with respect to dates in the year 2000 and thereafter. Implementation of the new software is not expected by the Company to materially effect future financial results. The Company is relying on vendors' assurances that their systems will function properly with respect to dates in the year 2000 and thereafter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting of Stockholders on June 4, 1998 in Dallas, Texas

         (b) The stockholders of the Company voted to elect five members to the Board of Directors as follows:

                                         VOTES
        DIRECTORS             FOR       AGAINST    ABSTENTIONS
        ---------             ---       -------    -----------
McHenry T. Tichenor, Jr.   27,411,138       0         174,513
McHenry T. Tichenor        27,406,248       0         179,403
Robert W. Hughes           27,436,438       0         149,213
James M. Raines            27,435,738       0         149,913
Ernesto Cruz               26,521,638       0       1,064,013

         The stockholders of the Company also voted to amend the Company's Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock of the Company from 50 million shares to 100 million shares as follows:

             FOR           AGAINST       ABSTENTIONS
             ---           -------       -----------
         27,232,041        351,819          1,791

         The stockholders of the Company also voted to ratify the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1998 as follows:

                                                                BROKER
             FOR           AGAINST       ABSTENTIONS          NON-VOTES
             ---           -------       -----------          ---------
         27,581,484         1,050           3,117                 0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit
               No.      Description of Exhibit
             -------    ----------------------
               3.1      Second Amended and Restated Certificate of
                        Incorporation of the Registrant dated February 14, 1997
                        (incorporated by reference to Exhibit 3.1 to the
                        Registrant's Form 8-K filed March 3, 1997)

               3.2      Amended and Restated Bylaws of the Registrant
                        (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended
                        Reg. No. 33-78370)

               4.1 Credit Agreement among the Registrant and its subsidiaries, The Chase Manhattan Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on March 3, 1997)

              10.1 Assets Purchase Agreement, dated May 26, 1998, by and between Citicasters Co. and Heftel Broadcasting
                        Corporation, HBC San Diego, Inc. and HBC San Diego
                        License Corporation

              27        Financial Data Schedule

         (b) Reports on Form 8-K

                    The Company filed a report on Form 8-K dated July 31, 1998 disclosing the acquisition of radio stations WCAA(FM) (formerly WNWK(FM)) and KLTN(FM) (formerly KKPN(FM)).



                    The Company filed a report on Form 8-K/A dated July 31,
             1998 which included the balance sheet of MultiCultural Radio Broadcasting, Inc. ("MultiCultural") as of December 31, 1997 and the related statements of income, stockholder's equity, and cash flows for the year then ended, with an Independent Auditors' Report dated February 26, 1998. MultiCultural operated radio station WCAA(FM) (formerly WNWK(FM)). Unaudited financial statements of MultiCultural included were (a) balance sheet as of March 31, 1998, (b) a statement of stockholder's equity for the three months ended March 31, 1998 and (c) statements of income and cash flows for the three months ended March 31, 1998 and 1997. Also included were unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 1997 and the three months ended March 31, 1998 along with an unaudited pro forma condensed consolidated balance sheet as of March 31, 1998.

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


                                       Heftel Broadcasting Corporation

                                       ---------------------------------------

                                       (Registrant)



                                       /s/ JEFFREY T. HINSON
                                       ---------------------------------------
                                       Jeffrey T. Hinson
                                       Senior Vice President/
                                       Chief Financial Officer

Dated: August 6, 1998

                                    INDEX TO EXHIBITS

Exhibit No.                                Description
-----------                                -----------
   3.1       Second Amended and Restated Certificate of Incorporation of the
             Registrant dated February 14, 1997 (incorporated by reference to
             Exhibit 3.1 to the Registrant's Form 8-K filed March 3, 1997)

   3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended Reg. No. 33-78370)

   4.1       Credit Agreement among the Registrant and its subsidiaries, The
             Chase Manhattan Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on March 3, 1997)

  10.1       Assets Purchase Agreement, dated May 26, 1998, by and between
             Citicasters Co. and Heftel Broadcasting Corporation, HBC San Diego,
             Inc. and HBC San Diego License Corporation

  27         Financial Data Schedule