Form 10-Q
period 1998-09-30
HEFTEL BROADCASTING CORP
filed 1998-11-12
CIK 922503

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-Q

(Mark One)
[x] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the quarterly period ended September 30, 1998

                                      or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
              For the Transition period from _____________ to _____________

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

                              Yes [x]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at November 12, 1998
-----                                              --------------------------------
Class A Common Stock, $.001 Par Value                      35,171,980
Class B Non-Voting Common Stock, $.001 Par Value           14,156,470

                       HEFTEL BROADCASTING CORPORATION

                              September 30, 1998

                                    INDEX

PART I.      FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of September 30, 1998
            and December 31, 1997. . . . . . . . . . . . . . . . . . . . . .  2

            Condensed Consolidated Statements of Operations for the
            Three Months Ended September 30, 1998 and 1997 and the
            Nine Months Ended September 30, 1998 and 1997. . . . . . . . . .  3

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1998 and 1997. . . . . . . . . .  4

            Notes to Condensed Consolidated Financial Statements . . . . . .  5



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . . . .  8




PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 12

                        PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

               HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                        September 30,        December 31,
                                                                            1998                 1997
                                                                        -------------       -------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $  13,097,961       $   6,553,271
   Accounts receivable, net                                                35,562,455          29,324,324
   Prepaid expenses and other current assets                                  953,660             817,456
                                                                        -------------       -------------
     Total current assets                                                  49,614,076          36,695,051

Property and equipment, at cost, net                                       32,701,988          33,299,917

Intangible assets, net                                                    648,493,441         423,529,926

Deferred charges and other assets, net                                     19,621,895          18,723,785
                                                                        -------------       -------------
     Total assets                                                       $ 750,431,400       $ 512,248,679
                                                                        -------------       -------------
                                                                        -------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                  $32,475,051         $25,285,382
   Current portion of long-term debt                                          307,245             440,097
                                                                        -------------       -------------
     Total current liabilities                                             32,782,296          25,725,479
                                                                        -------------       -------------

Long-term obligations, less current portion                                14,778,526          14,122,019
                                                                        -------------       -------------

Deferred income taxes                                                      87,841,601          82,441,601
                                                                        -------------       -------------

Stockholders' equity:
   Preferred Stock, cumulative, $.001 par value
      Authorized 5,000,000 shares; no shares issued or outstanding                -                   -
   Class A Common Stock, $.001 par value
      Authorized 100,000,000 and 50,000,000 shares at
      September 30, 1998 and December 31, 1997, respectively;
      issued and outstanding 35,171,980 at September 30, 1998 and
      29,978,748 at December 31, 1997                                          35,172              29,979
   Class B Common Stock, $.001 par value
      Authorized 50,000,000 shares at September 30, 1998 and
      December 31, 1997; issued and outstanding 14,156,470                     14,156              14,156
   Additional paid-in capital                                             665,379,452         459,567,282
   Accumulated deficit                                                    (50,399,803)        (69,651,837)
                                                                        -------------       -------------
      Total stockholders' equity                                          615,028,977         389,959,580
                                                                        -------------       -------------

      Total liabilities and stockholders' equity                        $ 750,431,400       $ 512,248,679
                                                                        -------------       -------------
                                                                        -------------       -------------

          See notes to condensed consolidated financial statements.

               HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
                                                                    --------------------------   ---------------------------
                                                                       1998           1997           1998           1997
                                                                    -----------    -----------   ------------   ------------
Net revenues                                                        $44,205,828    $37,196,813   $119,945,444   $ 98,207,075
Operating expenses                                                   25,204,547     21,409,976     70,716,726     60,795,450
                                                                    -----------    -----------   ------------   ------------

Operating income before depreciation,
   amortization and corporate expenses                               19,001,281     15,786,837     49,228,718     37,411,625
Depreciation and amortization                                         5,580,111      3,795,283     15,070,764     10,675,377
Corporate expenses                                                    1,374,888      1,185,296      4,137,527      3,505,169
                                                                    -----------    -----------   ------------   ------------

Operating income                                                     12,046,282     10,806,258     30,020,427     23,231,079
                                                                    -----------    -----------   ------------   ------------

Other income (expense):
   Interest income (expense), net                                        97,557       (706,478)     2,889,032     (3,099,012)
   Other, net                                                               -         (185,022)           -         (318,929)
                                                                    -----------    -----------   ------------   ------------
                                                                         97,557       (891,500)     2,889,032     (3,417,941)
                                                                    -----------    -----------   ------------   ------------

Income before income tax                                             12,143,839      9,914,758     32,909,459     19,813,138
Income tax                                                            5,039,693      3,965,905     13,657,425      7,925,255
                                                                    -----------    -----------   ------------   ------------

Net income                                                          $ 7,104,146    $ 5,948,853   $ 19,252,034   $ 11,887,883
                                                                    -----------    -----------   ------------   ------------
                                                                    -----------    -----------   ------------   ------------


Net income per common share - basic and diluted                     $      0.14    $      0.13   $       0.39   $       0.29
                                                                    -----------    -----------   ------------   ------------
                                                                    -----------    -----------   ------------   ------------

Weighted average common shares outstanding:
   Basic                                                             49,328,450     44,135,218     48,918,195     40,849,628
   Diluted                                                           49,611,164     44,326,674     49,230,444     40,919,089

           See notes to condensed consolidated financial statements.

               HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                   ---------------------------
                                                                       1998            1997
                                                                   ------------   ------------
Cash flows from operating activities:
   Net income                                                      $ 19,252,034   $ 11,887,883
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Provision for bad debts                                           831,794      2,345,446
      Depreciation and amortization                                  15,070,764     10,675,377
      Deferred income taxes                                           5,400,000      4,807,008
      Other                                                             (62,004)      (200,098)
      Changes in operating assets and liabilities                       806,442      1,611,421
                                                                   ------------   ------------
         Net cash provided by operating activities                   41,299,030     31,127,037
                                                                   ------------   ------------

Cash flows from investing activities:
   Acquisitions of radio stations                                  (236,563,901)    (5,469,558)
   Property and equipment acquisitions                               (2,780,110)    (3,443,858)
   Decrease in intangible assets                                            -          636,443
   Increase in deferred charges and other assets, net                (1,909,352)    (9,591,015)
                                                                   ------------   ------------
        Net cash used in investing activities                      (241,253,363)   (17,867,988)
                                                                   ------------   ------------

Cash flows from financing activities:
   Borrowings on long-term obligations                               18,000,000     56,000,000
   Payments on long-term obligations                                (17,476,345)  (242,981,420)
   Payment of deferred financing costs                                      -       (1,200,000)
   Proceeds from stock issuances                                    205,975,368    177,085,075
   Other                                                                    -           66,333
                                                                   ------------   ------------
        Net cash provided by (used in) financing activities         206,499,023    (11,030,012)
                                                                   ------------   ------------

Net increase in cash and cash equivalents                             6,544,690      2,229,037
Cash and cash equivalents at beginning of period                      6,553,271      4,787,652
                                                                   ------------   ------------
Cash and cash equivalents at end of period                         $ 13,097,961   $  7,016,689
                                                                   ------------   ------------
                                                                   ------------   ------------



          See notes to condensed consolidated financial statements.

               HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 1998

1.  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Heftel Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

2.  ACQUISITIONS AND DISPOSITIONS

        On January 2, 1997, the Company acquired an option to purchase all of the assets used in connection with the operation of KSCA(FM), Glendale, California (the "KSCA Option"). In connection with the acquisition of the KSCA Option, the Company began providing programming to KSCA(FM) under a time brokerage agreement on February 5, 1997. The KSCA Option, which is exercisable only upon the death of Gene Autry, the indirect principal stockholder of the seller, had an initial term which expired on December 31, 1997. The KSCA Option was renewable for additional one-year terms during the lifetime of Mr. Autry upon payment by the Company of $3.0 million on or before the then scheduled expiration date of the KSCA Option. On February 4, 1997, the Company made an initial payment of $10.0 million, as required under the option agreement. On December 29, 1997, the Company renewed the KSCA Option through December 31, 1998. All such payments will be credited against the purchase price for the KSCA(FM) assets if the KSCA Option is exercised. If the KSCA Option is not exercised or renewed, all amounts paid will be charged to expense. The purchase price for the KSCA(FM) assets is the greater of (a) $112.5 million, or (b) the sum of (i) $105.0 million, plus (ii) an amount equal to $13,699 per day during the term of the time brokerage agreement.

        On October 2, 1998, Gene Autry died. Under the terms of the KSCA Option, the Company has 30 days to exercise the KSCA Option after notice is received from the seller. The Company received notice from the seller on October 30, 1998, and expects to exercise the KSCA Option within 30 days of that date. The closing is expected to occur during the first quarter of 1999. If the acquisition of KSCA(FM) closes in February 1999, the purchase price for the KSCA(FM) assets will be approximately $115.0 million, and approximately $102.0 million ($115.0 million less $13.0 million in option payments credited against the purchase price) will be paid at closing. Consummation of the purchase will be subject to a number of conditions, including approval by the FCC of the transfer of the FCC license.

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

        On March 25, 1998, the Company entered into an asset purchase agreement to acquire the assets of KLTN(FM) (formerly KKPN(FM)), serving the Houston market, for $54.0 million (the "KLTN(FM) Acquisition"). The KLTN(FM) Acquisition closed on May 29, 1998. Immediately after closing, the station's programming was converted to a Spanish language format.

        The Company entered into an asset purchase agreement on May 26, 1998, to acquire the assets of KLQV(FM) and KLNV(FM) (formerly KJQY(FM) and KKLQ(FM)) serving the San Diego market (the "San Diego Acquisition") for $65.2 million. The San Diego Acquisition closed on August 10, 1998. Immediately after closing, the programming of the stations was converted to two Spanish language formats.

        Pro forma results of operations for the three and nine months ended September 30, 1998, and 1997, calculated as though the Tichenor Merger and the radio station acquisitions had occurred at the beginning of 1997, is as follows (dollars in thousands, except per share data):

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                          ------------------  -------------------
                                             1998      1997     1998       1997
                                          --------   -------  --------   --------
   Net revenues                            $44,206   $37,942  $121,226   $105,188
   Operating income                         11,872     9,339    27,544     17,385
   Net income (loss)                         6,773     2,677    13,735       (387)
   Net income (loss) per common share -
     basic and diluted                        0.14      0.06      0.28      (0.01)

        The pro forma results of operations do not purport to represent what the Company's results of operations actually would have been had the Tichenor Merger and completed radio station acquisitions occurred at the date specified, or to project the Company's results of operations for any future period.

3.  LONG-TERM OBLIGATIONS

        On January 29, 1998, the Company repaid the $12.0 million outstanding balance of its $300.0 million revolving credit facility (the "Credit Facility") from the proceeds of the January 1998 secondary public stock offering (the "January 1998 Offering"). In the quarter ended September 30, 1998, the Company borrowed $18.0 million and repaid $5.0 million.

        The Company's ability to borrow under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. The Company has $287.0 million of credit available, and may elect under the terms of the Credit Facility to increase the facility by $150.0 million. Availability under the Credit Facility decreases quarterly commencing September 30, 1999, and ending December 31, 2004.

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

4.  STOCKHOLDERS' EQUITY

        On January 22, 1998, the Company completed the January 1998 Offering, selling 5,175,000 shares of Class A Common Stock in an underwritten public offering for a total of approximately $205.5 million in proceeds. The Company completed the February 1997 Offering on February 10, 1997, selling 4,830,000 (pre-split) shares of its Class A Common Stock in an underwritten public offering for a total of approximately $176.4 million in proceeds.

5.  LONG-TERM INCENTIVE PLAN

        On May 21, 1997, the stockholders of the Company approved the Heftel Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan").
The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) five percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has granted incentive and non-qualified stock options for 1,052,234 shares of Class A Common Stock to directors and key employees. The exercise prices range from $16.44 to $43.94 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

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

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998, TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

        The results of operations for the three and nine months ended September 30, 1998, are not comparable to results of operations for the same periods in 1997 primarily due to (a) the Tichenor Merger which closed February 14, 1997, and (b) the start-up of radio stations KSCA(FM) in Los Angeles on February 5, 1997, WCAA(FM) in New York on May 22, 1998 (WPAT(AM) was exchanged for WCAA(FM)), KRTX(AM/FM) in Houston on May 29, 1998, and KLQV(FM) and KLNV(FM) in San Diego on August 10, 1998.

    Net revenues increased by $7.0 million or 18.8% to $44.2 million in the three months ended September 30, 1998 from $37.2 million in the same quarter of 1997. Net revenues for the nine months ended September 30, 1998 increased by $21.7 million, or 22.1% to $119.9 million, compared to $98.2 million for the same period in 1997. Net revenues increased for the three and nine months ended September 30, 1998, compared to the same periods in 1997 primarily because of the Tichenor Merger, the operation of KSCA(FM) during all of the nine months ended September 30, 1998, compared to a portion of the same period in 1997, and revenue growth of other start-up stations offset somewhat by the loss of revenues generated by WPAT(AM), which was exchanged in the WCAA(FM) transaction and a decrease in barter revenue. Had the Tichenor Merger and WCAA(FM) acquisition occurred on January 1, 1997, net revenues, on a pro forma basis, for the three and nine months ended September 30, 1998 would have increased 16.5% and 15.2%, respectively, compared to the same periods of 1997.

        Operating expenses increased by $3.8 million, or 17.7% to $25.2 million for the three months ended September 30, 1998 from $21.4 million for the same period of 1997. Operating expenses for the nine months ended September 30, 1998 increased by $9.9 million, or 16.3%, to $70.7 million, compared to $60.8 million for the nine months ended September 30, 1997. Operating expenses increased primarily due to the Tichenor Merger, the operation of KSCA(FM) during all of the nine months ended September 30, 1998, compared to a portion of the same period in 1997, and operating expenses of other start-up stations offset somewhat by the elimination of operating expenses generated by WPAT(AM) which was exchanged in the WCAA(FM) transaction and a decrease in barter expense. Bad debt expense (included in operating expenses) decreased $1.5 million or (65.2)% to $0.8 million for the nine months ended September 30, 1998 from $2.3 million for the same period of 1997. The decrease in bad debt expense in 1998 is due to the allowance for doubtful accounts needing a smaller increase because of improved collections compared to the same period in 1997. In 1997, the new management of the Company increased the allowance for doubtful accounts to properly value accounts receivable. This resulted in an increase in bad debt expense for the nine months ended September 30, 1997. Had the Tichenor Merger and WCAA(FM) acquisition occurred on January 1, 1997, operating expenses, on a pro forma basis, for the three and nine months ended September 30, 1998 would have increased 14.7% and 7.2%, respectively, compared to the same periods of 1997.

        Operating income before corporate expenses, depreciation and amortization ("broadcast cash flow") for the three and nine months ended September 30, 1998, increased 20.4% and 31.6% to $19.0 million and $49.2 million, respectively, compared to $15.8 million and $37.4 million, respectively, for the three and nine months ended September 30, 1997. Had the Tichenor Merger and WCAA(FM) acquisition occurred on January 1, 1997, broadcast cash flow, on a pro forma basis, for the three and nine months ended September 30, 1998, would have increased 18.9% and 29.1%, to $19.0 million and $49.8 million, respectively, compared to the same periods of 1997.

        Corporate expenses increased by $0.2 million, or 16.0%, to $1.4 million for the three months ended September 30, 1998, compared to the same period of 1997. Corporate expenses for the nine months ended September 30, 1998, increased by $0.6 million, or 18.0%, to $4.1 million, compared to the same period of 1997. The increase was primarily due to higher staffing costs of the Company after the Tichenor Merger. Depreciation and amortization for the quarter ended September 30, 1998, increased 47.4% to $5.6 million compared to $3.8 million for the same period in 1997. Depreciation and amortization for the nine months ended September 30, 1998, increased 41.1% to $15.1 million compared to $10.7 million for the same period of 1997. The increase in both periods is due to radio station acquisitions, capital expenditures, and the additional depreciation and amortization associated with the Tichenor Merger included in all of the nine months ended September 30, 1998, compared to a portion of the same period in 1997.

        Interest expense, net decreased from $0.7 and $3.1 million for the three and nine months ended September 30, 1997, respectively, to $0.1 and $2.9 million of interest income, net for the three and nine months ended September 30, 1998. The reduction in interest expense was the result of the repayment of debt funded from the January 1998 Offering. Interest income increased due to an increase in invested cash from the January 1998 Offering.

        Federal and state income taxes are being provided at an effective rate of 41.5% in 1998 and 40% in 1997. The increase in the effective tax rate in 1998 is due to goodwill amortization which is not deductible for tax purposes.

        For the three months ended September 30, 1998, the Company's net income totaled $7.1 million ($0.14 per common share) compared to $5.9 million ($0.13 per common share) in the same period of 1997. For the nine months ended September 30, 1998, the Company's net income totaled $19.3 million compared to $11.9 million in the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the nine months ended September 30, 1998, was $41.3 million as compared to $31.1 million for the same period of 1997. Capital expenditures totaled $2.8 million and

$3.4 million for the nine months ended September 30, 1998 and 1997, respectively. The Company repaid on January 29, 1998, the entire balance of $12.0 million outstanding under the Credit Facility as of December 31, 1997. In August 1998, the Company borrowed $18.0 million under the Credit Agreement and repaid $5.0 million in September 1998. For the nine months ended September 30, 1998, the Company repaid $0.5 million of other Company indebtedness. On February 12, 1997, the entire balance of $142.5 million outstanding under the Company's prior credit agreement was repaid with the proceeds from the February 1997 Offering. On February 14, 1997, the Company entered into the Credit Facility. Also on February 14, 1997, the Company borrowed $46.0 million under the Credit Facility and used a portion of the remaining proceeds from the February 1997 Offering to repay approximately $72.0 million of Tichenor related debt and to redeem the Tichenor Senior Preferred assumed in connection with the Tichenor Merger.

        Available cash on hand plus cash flow provided by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund capital expenditures. The Company believes it will have sufficient cash on hand and cash provided by operations, borrowings under the Credit Facility, and proceeds from securities offerings to finance its operations and satisfy its debt service requirements. The Company regularly reviews potential acquisitions. The Company intends to finance acquisitions primarily through proceeds from additional borrowings under the Credit Facility and/or from cash provided by operations.

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

YEAR 2000

        The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations.

    The Company has been replacing its software and hardware as part of its long-term technological plans. The new software being implemented functions properly with respect to dates in the year 2000 and thereafter.

    All software used in the accounting system is in the process of being replaced. The key software components used in the accounting system are the general ledger and traffic system. The general ledger is used to record all transactional activity whereas the traffic system is used to record the airing of commercials, perform billing and maintain the accounts receivable detail. The new general ledger software has been implemented in eight of the thirteen locations in which the Company operates. The five remaining locations will implement the new general ledger software by March 31, 1999. Eight of the twelve radio station markets in which the Company operates have implemented the new traffic software. The four remaining radio station markets will implement the new traffic software at or around March 1999. The Company is in the process of reviewing the hardware used in its operations
that might be affected by the Year 2000 problem.   Hardware testing for Year
2000 compliance is anticipated to be completed by June 30, 1999.

    Inquiries of the Company's top ten customers, vendors and service providers regarding Year 2000 compliance will be made during 1999.

    The Company decided, after the merger with Tichenor Media System, Inc. in February 1997, to change its general ledger and traffic system software so all locations would be on the same system. The replacement of the general ledger and traffic system software was not accelerated due to Year 2000 issues.

    The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. Unanticipated failures by critical customers, vendors and service providers, as well as the failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the Year 2000 project, its completion date, and the Company's financial position or results of operations. The Company has not yet established contingency plans in the event of the failure of its system with regard to Year 2000 compliance or those of its significant customers, vendors and service providers. Based on its assessment of the Year 2000 issue, the Company will establish contingency plans, however there is no assurance that such plans will be adequate to meet the Company's needs in the event of any disruption in the Company's operations.

FORWARD LOOKING STATEMENTS

        Certain statements contained in this report are not based on historical facts, but are forward looking statements that are based on numerous assumptions made as of the date of this report. When used in the preceding and following discussions, the words "believes," "intends," "expects," "anticipates" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors and regulatory developments affecting the Company's operations, acquisitions and dispositions of broadcast properties described elsewhere herein, the financial performance of start-up stations, and efforts by the new management to integrate its operating philosophies and practices at the station level. This report should be read in conjunction with the Company's Annual Report on Form 10-K. The Company disclaims any obligation to update the forward looking statements in this report.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit
            No.                         Description of Exhibit
          -------                       ----------------------
          3.1                Certificate of Amendment to the Second Amended and
                             Restated Certificate of Incorporation of the
                             Registrant dated June 4, 1998

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

          27                 Financial Data Schedule

     (b)  Reports on Form 8-K

               The Company filed a report on Form 8-K dated August 25, 1998 disclosing the acquisition of radio stations KLQV(FM) and KLNV(FM) (formerly KJQY(FM) and KKLQ(FM)).

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

                                       Heftel Broadcasting Corporation
                                       ---------------------------------------
                                                  (Registrant)


                                       /s/ Jeffrey T. Hinson
                                       ---------------------------------------
                                       Jeffrey T. Hinson
                                       Senior Vice President/
                                       Chief Financial Officer

Dated: November 12, 1998

                                 Index To Exhibits

  Exhibit No.                       Description
  ----------                        -----------
    3.1        Certificate of Amendment to the Second Amended and Restated
               Certificate of Incorporation of the Registrant dated June 4, 1998

    3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended Reg. No. 33-78370)

    4.1        Credit Agreement among the Registrant and its subsidiaries, The
               Chase Manhattan Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on March 3, 1997)

    27         Financial Data Schedule