Form 10-K
period 1998-12-31
HEFTEL BROADCASTING CORP
filed 1999-03-31
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998, or

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

                         3102 Oak Lawn Avenue, Suite 215
                               Dallas, Texas 75219
                            Telephone (214) 525-7700
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

On March 19, 1999, the aggregate market price of the Class A Common Stock held by non-affiliates of the Company was approximately $1,078.1 million. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On March 19, 1999, there were 35,182,719 outstanding shares of Class A Common Stock, $.001 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting, expected to be filed within 120 days from the Company's fiscal year-end, are incorporated by reference into Part III.

                          HEFTEL BROADCASTING CORPORATION
                                 INDEX TO FORM 10-K

                                                                                      Page
                                                                                    Number
PART I.

Item 1.  Business....................................................................... 3

Item 2.  Properties.....................................................................16

Item 3.  Legal Proceedings..............................................................16

Item 4.  Submission of Matters to a Vote of Security Holders............................16

PART II.

Item 5.  Market for Registrant's Class A Common Stock and Related Stockholder Matters... 17

Item 6.  Selected Financial Data........................................................ 18

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................ 19

Item 7a. Quantitative and Qualitative Disclosures About Market Risk .................... 23

Item 8.  Financial Statements and Supplementary Data ................................... 24

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure............................................ 44

PART III.

Item 10.  Directors and Executive Officers of the Registrant............................ 45

Item 11.  Executive Compensation........................................................ 45

Item 12.  Security Ownership of Certain Beneficial Owners and Management................ 45

Item 13.  Certain Relationships and Related Transactions................................ 45

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............. 46

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

         Heftel Broadcasting Corporation (the "Company") is the largest Spanish language radio broadcasting company in the United States and currently owns or programs 39 radio stations in 12 markets. The Company's stations are located in eleven of the top fifteen Hispanic markets in the United States, including Los Angeles, New York, Miami, San Francisco/San Jose, Chicago, Houston, San Antonio, McAllen/Brownsville/Harlingen, Dallas/Fort Worth, San Diego and El Paso.

         The Company's strategy is to own and program top performing Spanish language radio stations, principally in the fifteen largest Spanish language radio markets in the United States. The top fifteen Hispanic markets account for approximately 21,641,400 million Hispanics, representing approximately 71.0% of the total Hispanic population in the United States. The Company currently has the leading Spanish language radio station, as measured by audience share, in 10 of the 12 markets in which the Company operates. The Company intends to acquire or develop additional Spanish language radio stations in the leading Hispanic markets.

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

         The following table sets forth certain information regarding the Company's radio stations owned or programmed as of December 31, 1998:

        Ranking of
         Market by                                                              No. of
         Hispanic                                                              Stations
       Population (1)                      Market                            AM       FM
------------------------------------------------------------------------ ---------- ----------
           1          Los Angeles                                             1        2
           2          New York                                                1        1
           3          Miami                                                   2        2
           4          San Francisco/San Jose                                  0        2
           5          Chicago                                                 2        1
           6          Houston                                                 2        5
           7          San Antonio                                             2        2
           8          Dallas/Fort Worth                                       2        3
           9          McAllen/Brownsville/Harlingen                           1        2
           10         San Diego                                               0        2
           11         El Paso                                                 2        1
           26         Las Vegas                                               1        0
                                                                         ---------------------
                          Total                                              16       23

(1) Ranking of the principal radio market served by the Company's station(s) among all U.S. radio markets by Hispanic population as reported by Strategy Research Corporation - 1998 U.S. Hispanic Market Study.

         The Company believes Spanish language radio broadcasting has significant growth potential for the following reasons:

- THE U.S. HISPANIC POPULATION IS GROWING RAPIDLY. The U.S. Hispanic population is expected to grow from an estimated 27.2 million (approximately 10.4% of the total United States population) at the end of 1995 to an estimated 30.4 million (approximately 11.2% of the total United States population) by the year 2000. These estimates imply a growth rate of approximately three times the expected growth rate for the total United States population during the same period.

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

- U.S. HISPANICS REPRESENT AN ATTRACTIVE CONSUMER MARKET. Advertisers target Hispanics because, on average, they are younger, their households are larger in size and they routinely spend a greater percentage of their income on many different kinds of goods and services than do non-Hispanic households. The Company believes that, as a result, advertisers have substantially increased their use of Spanish media. Total Spanish language advertising revenues have increased from approximately $721.5 million in 1993 to an estimated $1.7 billion in 1998. This represents a compound annual growth rate of approximately 18.0%, which is substantially greater than the estimated growth rate for total advertising for the comparable period.

         The Company was incorporated under the laws of the State of Delaware in 1992. The Company's principal executive offices are located at 3102 Oak Lawn Avenue, Suite 215, Dallas, Texas 75219 and the telephone number is (214) 525-7700.

RECENT DEVELOPMENTS

         KISF(FM) ACQUISITION. The Company entered into an asset purchase agreement with Radio Vision, Inc. and George E. Tobin on March 1, 1999, to acquire the assets of KISF(FM) serving the Las Vegas market for $20.3 million. The closing of this asset acquisition is expected to occur during the second quarter of 1999. Immediately after closing, the station's programming will be converted to a Spanish language format. Consummation of the purchase is subject to a number of conditions, including approval by the FCC of the transfer of the FCC licenses.

         KHOT(FM) ACQUISITION. The Company entered into an asset purchase agreement with New Century Arizona, LLC and New Century Arizona License Partnership on January 27, 1999, to acquire the assets of KHOT(FM) serving the Phoenix market for $18.3 million. The closing of this asset acquisition is expected to occur during the second quarter of 1999. Immediately after closing, the station's programming will be converted to a Spanish language format. Consummation of the purchase is subject to a number of conditions, including approval by the FCC of the transfer of the FCC licenses.

         KSCA OPTION. On January 2, 1997, the Company acquired an option to purchase all of the assets used in connection with the operation of KSCA(FM) in Los Angeles, California, upon the death of Gene Autry, the indirect principal stockholder of the seller (the "KSCA Option"). In connection with the acquisition of the KSCA Option, the Company began providing programming to KSCA(FM) under a time brokerage agreement. Gene Autry died on October 2, 1998, and the Company exercised the KSCA Option. The closing of the acquisition of the KSCA(FM) assets is expected to occur during the second quarter of 1999. The Company made a total of $13.0 million in payments under the terms of the KSCA Option which will be credited against the purchase price of the KSCA (FM) assets. If the acquisition closes on June 1, 1999, the purchase price for the KSCA(FM) assets will be approximately $116.6 million ($103.6 million would be paid at closing after the $13.0 million in option payments are credited to the purchase price). Consummation of the acquisition is subject to a number of conditions, including approval by the FCC of the transfer of FCC licenses.

         KLQV(FM) AND KLNV(FM) ACQUISITION. The Company entered into an asset purchase agreement with Citicasters Co. on May 26, 1998, to acquire the assets of KLQV(FM) and KLNV(FM) (formerly KJQY(FM) and KKLQ(FM)) serving the San Diego market (the "San Diego Acquisition") for $65.2 million. The San Diego Acquisition closed on August 10, 1998. Immediately after closing, the programming of the stations was converted to two Spanish language formats.

         KLTN(FM) ACQUISITION. On March 25, 1998, the Company announced that it had entered into an agreement with Capstar Broadcasting Corporation to acquire the assets of radio station KLTN(FM) (formerly

KKPN(FM)), serving the Houston, Texas market, for $54.0 million in cash (the "KLTN(FM) Acquisition"). The KLTN(FM) Acquisition closed on May 29, 1998. Immediately after closing, the station's programming was converted to a Spanish language format.

         WCAA(FM) ACQUISITION. On December 1, 1997, the Company announced that it entered into an agreement with Multicultural Radio Broadcasting, Inc. to exchange WPAT(AM), the Company's AM station serving the New York City market, and $115.5 million in cash for the assets of WCAA(FM) (formerly WNWK(FM)), an FM station also serving the New York City market (the "WCAA(FM) Acquisition"). The WCAA(FM) Acquisition closed on May 22, 1998. WCAA(FM) broadcasts on 105.9 MHz from a transmitter site located on the Empire State Building. Immediately following the consummation of the WCAA(FM) Acquisition, the Company converted the station's programming to a Spanish language format.

SALE OF CLASS A COMMON STOCK

         On January 22, 1998, the Company completed the issuance and sale of 5,175,000 shares of Class A Common Stock in an underwritten public offering for a total of $205.1 million in proceeds. The proceeds from the offering were used to repay borrowings under the Company's credit facility and to finance the WCAA(FM) Acquisition, the KLTN(FM) Acquisition, and a portion of the San Diego Acquisition.

SPANISH LANGUAGE RADIO INDUSTRY

         Due to differences in origin, Hispanics are not a homogeneous group. The music, culture, customs and Spanish dialects vary from one radio market to another. Consequently, the Company programs its stations in a manner responsive to the local preferences of the target demographic audience in each of the markets it serves. A well-researched mix of music and on-air programming at an individual station can attract a wide audience targeted by Spanish language advertisers. Programming is continuously monitored to maintain its quality and relevance to the target audience. Most music formats are primarily variations of Regional Mexican, Tropical, Tejano and Contemporary music styles. The local program director will select music from the various music styles that best reflect the music preferences of the local Hispanic audiences. A brief description of the Company's programming follows:

PROGRAMMING

         REGIONAL MEXICAN. Regional Mexican consists of various types of music played in different regions of Mexico. Ranchera music, originating in Jalisco, Mexico, is a traditional folkloric music commonly referred to as Mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who have lived in the country towns. Nortena means northern, and is representative of Northern Mexico. Featuring an accordion, Nortena has a Polka sound with a distinct Mexican flavor. Banda is a regional music from the state of Sinaloa, Mexico and is popular in California. Banda resembles up-tempo marching band music with synthesizers.
Regional Mexican also includes Cumbia music, which originates in Colombia.

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

COMPANY'S STATIONS
         The following table sets forth information regarding the radio stations owned or programmed by the Company as of December 31, 1998:


   RANKING OF
    MARKET BY                                                                             PRIMARY
    HISPANIC                                                                            DEMOGRAPHIC
   POPULATION           MARKET(1)                STATION          STATION FORMAT(2)       MARKET
------------- ------------------------------- ------------------ ------------------- ---------------
       1      Los Angeles                        KLVE(FM)         Contemporary            A 25-54
                                                 KTNQ(AM)           News/Talk             A 25-54
                                                 KSCA(FM)(3)     Regional Mexican         A 25-54

       2      New York                           WCAA(FM)            Tropical             A 25-54
                                                 WADO(AM)           News/Talk             A 25+

       3      Miami                              WAMR(FM)          Contemporary           A 25-54
                                                 WRTO(FM)            Tropical             A 18-34
                                                 WAQI(AM)           News/Talk             A 35+
                                                 WQBA(AM)        News/Talk/Sports         A 35+

       4      San Francisco/San Jose             KSOL(FM)        Regional Mexican         A 25-54
                                                 KZOL(FM)        Regional Mexican         A 25-54

       5      Chicago                            WOJO(FM)        Regional Mexican         A 25-54
                                                 WIND(AM)          Full Service            A 35+
                                                 WLXX(AM)            Tropical             A 18-49

       6      Houston                            KLTN(FM)        Regional Mexican         A 18-49
                                                 KOVE(FM)          Contemporary           A 25-54
                                                 KOVA(FM)          Contemporary           A 25-54
                                                 KLTO(FM)          Contemporary           A 25-54
                                                 KLAT(AM)            News/Talk            A 25-54
                                                 KRTX(FM)             Tejano              A 25-54
                                                 KRTX(AM)             Tejano              A 25-54

       7      San Antonio                        KXTN(FM)             Tejano              A 25-54
                                                 KPOZ(AM)(4)         Brokered               n/a
                                                 KROM(FM)        Regional Mexican         A 25-54
                                                 KCOR(AM)        Regional Mexican          A 35+

       8      Dallas/Fort Worth                  KESS(AM)          Full Service            A 18+
                                                 KHCK(FM)             Tejano              A 18-49
                                                 KDXT(FM)          Contemporary           A 18-49
                                                 KDXX(FM)             Tejano              A 18-49
                                                 KDXX(AM)          Contemporary           A 18-49

       9      McAllen/Brownsville/Harlingen      KGBT(FM)        Regional Mexican         A 25-54
                                                 KGBT(AM)        Regional Mexican         A 25-54
                                                 KIWW(FM)             Tejano              A 25-54




   RANKING OF
    MARKET BY                                                                             PRIMARY
    HISPANIC                                                                            DEMOGRAPHIC
   POPULATION           MARKET(1)                STATION          STATION FORMAT(2)       MARKET
------------- ------------------------------- ------------------ ------------------- ---------------
        10      San Diego                        KLQV(FM)          Contemporary           A 25-54
                                                 KLNV(FM)        Regional Mexican         A 18-49

        11      El Paso                          KBNA(FM)        Regional Mexican         A 25-54
                                                 KBNA(AM)        Regional Mexican         A 25-54
                                                 KAMA(AM)             Tejano              A 25-54

        30      Las Vegas                        KLSQ(AM)        Regional Mexican         A 18-49

(1)   Actual city of license may differ from the metropolitan market served.
(2)   See "--Programming."
(3) The Company operates this station pursuant to the KSCA Time Brokerage Agreement.
(4) The Company sells airtime on this station to third parties for broadcast of specialty programming.

The following table sets forth selected information with regard to Company owned radio stations:

                                                 DATE         LICENSE         BROADCAST
              STATION/LOCATION                 ACQUIRED   EXPIRATION DATE     FREQUENCY
------------------------------------------- ------------ ---------------- --------------
KTNQ(AM), Los Angeles, CA                       10/85         12/1/05          1020 kHz
KLVE(FM), Los Angeles, CA                       10/85         12/1/05         107.5 MHz
WADO(AM), New York, NY                           8/94          6/1/98 (1)      1280 kHz
WCAA(FM), New York, NY                           5/98          6/1/98 (1)     105.9 MHz
WAQI(AM), Miami, FL                             10/89          2/1/03           710 kHz
WRTO(FM), Miami, FL                             10/89          2/1/03          98.3 MHz
WQBA(AM), Miami, FL                              8/94          2/1/03          1140 kHz
WAMR(FM), Miami, FL                              8/94          2/1/03         107.5 MHz
KSOL(FM), San Francisco/San Jose, CA             2/97         12/1/05          98.9 MHz
KZOL(FM), San Francisco/San Jose, CA             2/97         12/1/05          99.1 MHz
WOJO(FM), Chicago, IL                            2/97         12/1/04         105.1 MHz
WIND(AM), Chicago, IL                            2/97         12/1/04           560 kHz
WLXX(AM), Chicago, IL                            7/95         12/1/04          1200 kHz
KLTN(FM), Houston, TX                            5/98          8/1/05         102.9 MHz
KOVE(FM), Houston, TX                            2/97          8/1/05          93.3 MHz
KOVA(FM), Houston, TX                            2/97          8/1/05         104.9 MHz
KLTO(FM), Houston, TX                            2/97          8/1/05         104.9 MHz
KRTX(FM), Houston, TX                            2/97          8/1/05         100.7 MHz
KLAT(AM), Houston, TX                            2/97          8/1/05          1010 kHz
KRTX(AM), Houston, TX                            2/97          8/1/05           980 kHz
KXTN(FM), San Antonio, TX                        2/97          8/1/05         107.5 MHz
KPOZ(AM), San Antonio, TX                        2/97          8/1/05          1310 kHz
KROM(FM), San Antonio, TX                        2/97          8/1/05          92.9 MHz
KCOR(AM), San Antonio, TX                        2/97          8/1/05          1350 kHz
KGBT(FM), McAllen/Brownsville/Harlingen, TX      2/97          8/1/05          98.5 MHz
KGBT(AM), McAllen/Brownsville/Harlingen, TX      2/97          8/1/05          1530 kHz


                                                 DATE         LICENSE         BROADCAST
              STATION/LOCATION                 ACQUIRED   EXPIRATION DATE     FREQUENCY
------------------------------------------- ------------ ---------------- --------------

KIWW(FM), McAllen/Brownsville/Harlingen, TX      2/97          8/1/05          96.1 MHz
KESS(AM), Dallas/Ft. Worth, TX                   8/94          8/1/05          1270 kHz
KDXX(AM), Dallas/Ft. Worth, TX                  12/94          8/1/05          1480 kHz
KDXX(FM), Dallas/Ft. Worth, TX                   4/95          8/1/05         107.9 MHz
KDXT(FM), Dallas/Ft. Worth, TX                   6/95          8/1/05         106.7 MHz
KHCK(FM), Dallas/Ft. Worth, TX                   7/95          8/1/05          99.1 MHz
KBNA(FM), El Paso, TX                            2/97          8/1/05          97.5 MHz
KBNA(AM), El Paso, TX                            2/97          8/1/05           920 kHz
KAMA(AM), El Paso, TX                            2/97          8/1/05           750 kHz
KLSQ(AM), Las Vegas, NV                          8/95         10/1/97 (1)       870 kHz
KLNV(FM), San Diego, CA                          8/98         12/1/97 (1)     106.5 MHz
KLQV(FM), San Diego, CA                          8/98         12/1/97 (1)     102.9 MHz

(1) An application for license renewal is currently pending with the FCC. Regulations permit continuing operation of the station during the period the renewal application is pending.

         Statistical information contained herein regarding the radio industry, population, consumer spending and advertising expenditures are taken from the Arbitron Company 1996-1998 radio metro ratings and national data base (the Company's station rankings were based upon the Arbitron Adults 25-54 category 1998 Fall Book); 1997 U.S. Census; Strategy Research Corporation--1998 U.S. Hispanic Market Study; Hispanic Business (December 1993-1998); The M Street Journal; and Katz Hispanic Media.

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

         The 1996 Act substantially relaxed the radio ownership limitations. The FCC began its implementation of the 1996 Act with several orders issued on March 8, 1996. The 1996 Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing a single entity to own nationally any number of AM or FM broadcast stations. The 1996 Act and the FCC's new rules also greatly eased local radio ownership restrictions. As with the old rules, the maximum number of radio stations in which a person or entity is allowed to have an attributable interest varies depending on the number of radio stations within a defined market. In markets with more than 45 stations, one company may own, operate or control eight stations, with no more than five in either service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in either service;
in markets with 15- 29 stations, one entity may own six stations, with no more than four in either service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in either service. It should be noted, however, that the Department of Justice has precluded certain entities from acquiring the maximum number of radio stations allowed in a market under the 1996 Act because of concerns that antitrust laws would be violated. Thus, it is possible that the Company would, in certain instances, be unable to acquire the maximum number of stations allowed in a market under the 1996 Act.

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

         A number of cross-ownership rules pertain to licensees of television and radio stations. FCC rules, the Communications Act, or both, generally prohibit an individual or entity from having an attributable interest in both a television station and a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. The FCC has employed a liberal waiver policy with respect to the TV/radio cross-ownership restriction (the so-called "one-to-a-market" rule), generally permitting common ownership of one AM, one FM, and one TV station in any of the 25 largest markets, provided there are at least 30 separately owned stations in the market. The 1996 Act directed the FCC to extend its one-to-a-market waiver policy to the top 50 markets, consistent with the public interest, convenience and necessity. On November 7, 1996, the FCC released a Second Further Notice of Proposed Rulemaking seeking comment on a number of issues relating to the local television ownership rules, including its tentative conclusion that it should extend the presumptive waiver of the one-to-a-market rule to the top 50 markets. The Commission also requested further comment on whether there is a continued need for the rule and, if there is, whether the rule should be further modified. In addition, on September 27, 1996, the FCC released a Notice of Inquiry seeking comment on whether it should relax its policy of granting waivers of the radio/newspaper cross-ownership restriction.

         Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the FCC to review its remaining ownership rules biennially -- as part of its regulatory reform obligations -- to determine whether its various rules are still necessary. On March 13, 1998, the FCC initiated its first biennial review of its broadcast ownership rules and solicited comment on matters including the effect which the relaxation of the local radio ownership limitations pursuant to the 1996 Act has had on competition in the local advertising markets and in programming. The Company cannot predict the impact of the biennial review process or any other agency or legislative initiatives upon the FCC's broadcast rules. Further, the 1996 Act's relaxation of the FCC's ownership rules may increase the level of competition in one or more of the markets in which the Company's stations are located, particularly to the extent that any of the Company's competitors may have greater resources and thereby be in a better position to capitalize on such changes.

         Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, limited partners who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee (either directly or indirectly), generally will be deemed to have an attributable interest in the license. Certain institutional investors who exert no control or influence over a licensee may own up to ten percent of such outstanding voting stock without being considered "attributable". Under current FCC regulations, debt instruments, non-voting stock, properly insulated limited partnership interests (as to which the licensee certifies that the limited partners are not "materially involved" in the management and operation of the subject media property) and voting stock held by minority stockholders in cases in which there is a single majority stockholder generally are not attributable. The FCC's "cross-interest" policy, which precludes an individual or entity from having a "meaningful" (even though not attributable) interest in one media property and an attributable interest in a broadcast, cable or newspaper property in the same area, may be invoked in certain circumstances to reach interests not expressly covered by the multiple ownership rules. See "--Control by Certain Stockholders--Relationship Between the Company and Clear Channel."

         In January 1995, the FCC initiated a rulemaking proceeding designed to permit a "thorough review of [its] broadcast media attribution rules." Among the issues on which comment was sought were (i) whether to change the voting stock attribution benchmarks from five percent to ten percent and, for passive investors, from ten percent to twenty percent; (ii) whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable; (iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not considered cognizable if a single shareholder owns more than fifty percent of the voting power); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate, modify or codify the cross-interest policy; and (vii) whether to adopt a new policy which would consider whether multiple cross interests or other significant business relationships (such as time brokerage agreements, debt relationships or holdings of nonattributable interests), which individually do not raise concerns, raise issues with respect to diversity and competition. On November 7, 1996, the FCC released a Further Notice of
Proposed Rulemaking in order to elicit further comment on several issues concerning its review of the broadcast attribution rules. In general, the FCC seeks comment as to whether the recent relaxation of the multiple ownership rules resulting from passage of the 1996 Act should affect the FCC's review of the rules, including whether a combination of debt and equity exceeding a certain threshold should be considered to be an attributable interest. The Company cannot predict with certainty when this proceeding will be concluded or whether any of these standards will be changed. Should the attribution rules be changed, the Company is unable to predict what effect, if any, such changes would have on the Company or its activities.

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

         Under the 1996 Act, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant broadcast licenses for terms of up to eight years and the FCC has implemented the eight year license term provision for radio stations. The 1996 Act also requires renewal of a broadcast license if the FCC finds that (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (3) there have been no other serious violations which taken together constitute a pattern of abuse. In making its determination, the FCC may still consider petitions to deny but cannot consider whether the public interest would be better served by a person other than the renewal applicant. Instead, under the 1996 Act, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent's application for renewal of license.

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

         Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. For example, the FCC has recently adopted new rules which, with limited exceptions, requires the holder of an FCC construction permit to complete construction of new or modified facilities within three (3) years of grant. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (liquor, beer and wine, for example) and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry. The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, or the 1996 Act, nor of the regulations and policies of the FCC thereunder. The 1996 Act also covers satellite and terrestrial delivery of digital audio radio service, and direct broadcast satellite systems. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

CONCENTRATION OF CASH FLOW FROM LOS ANGELES STATIONS.

         Broadcast cash flow generated by the Company's Los Angeles stations accounted for approximately 47% of the Company's broadcast cash flow for the year ended December 31, 1998. Increased competition for advertising dollars with other radio stations and communications media in the Los Angeles metropolitan area, both generally and relative to the broadcasting industry, increased competition from a new format competitor and other competitive and economic factors could cause a decline in revenue generated by the Company's Los Angeles stations. A significant decline in the revenue of the Los Angeles stations could have a material adverse effect on the Company's overall results of operations and broadcast cash flow.

CONTROL BY CERTAIN STOCKHOLDERS

CONTROL BY THE TICHENOR FAMILY.

         McHenry T. Tichenor, Jr., the Company's Chairman, President and Chief Executive Officer, McHenry T. Tichenor, Sr., the David T. Tichenor Trust, Warren
W. Tichenor, William E. Tichenor and Jean T. Russell (collectively, the "Tichenor Family") are parties to a Voting Agreement with one another, dated as of July 1, 1996 (the "Voting Agreement"). As of March 11, 1999, the Tichenor Family had voting control over approximately 20.6% of the shares of Class A Common Stock. This enables the Tichenor Family to exert significant influence over all matters submitted to the stockholders. Such ownership and control by the Tichenor Family could have the effect of delaying or preventing a change in control of the Company, thereby possibly having the effect of depriving stockholders of the opportunity to receive a premium for their shares. Such ownership and control could also have the effect of making the Company less attractive to a potential acquirer and could result in holders of Class A Common Stock receiving less consideration upon a sale of their shares than might otherwise be available in the event of a takeover attempt.

RELATIONSHIP BETWEEN THE COMPANY AND CLEAR CHANNEL.

         As of March 19, 1999, Clear Channel owned no shares of Class A Common Stock and thus was not entitled to vote in the election of the Company's directors. However, Clear Channel owned all of the outstanding shares of the Company's Class B Common Stock, which accounted for approximately a 28.7% interest in the Common Stock of the Company. As long as Clear Channel owns at least 20.0% of the Company's Common Stock, Clear Channel will have a class vote on certain matters, including the sale of all or substantially all of the assets of the Company, any merger or consolidation involving the Company where the stockholders of the Company immediately prior to the transaction would not own at least 50.0% of the capital stock of the surviving entity, any reclassification, capitalization, dissolution, liquidation or winding up of the Company, the issuance of any shares of Preferred Stock by the Company, the amendment of the Company's Restated Certificate of Incorporation in a manner that adversely affects the rights of the holders of Class B Common Stock, the declaration or payment of any non-cash dividends on the Company's Common Stock, or any amendment to the Company's Certificate of Incorporation concerning the Company's capital stock. Furthermore, shares of Class B Common Stock are convertible into shares of Class A Common Stock, at the holder's option, subject to any necessary governmental consents, including the consent of the FCC. Because of the FCC's cross interest policy, which bars a party that holds an attributable relationship in one or more radio stations in a market from having a "meaningful relationship" with another radio station in that market, Clear Channel may not presently convert its shares of Class B Common Stock into shares of Class A Common Stock. The provisions of the Class B Common Stock could have the effect of delaying or preventing a change in control of the Company, thereby possibly having the effect of depriving stockholders of the opportunity to receive a premium for their shares. Such provisions could also have the effect of making the Company less attractive to a potential acquirer and could result in holders of Class A Common Stock receiving less consideration upon a sale of their shares than might otherwise be available in the event of a takeover attempt.

         The nature of the respective businesses of the Company and Clear Channel gives rise to potential conflicts of interest between the two companies. The Company and Clear Channel are each engaged in the radio broadcasting business in certain markets, and as a result, they are competing with each other for advertising revenues. As of December 31, 1998, Clear Channel owned, programmed or sold airtime for 206 radio stations in 48 domestic markets, as well as radio stations in a number of foreign countries. Clear Channel also owned or programmed 20 television stations and was one of the largest domestic outdoor advertising companies based on its total inventory of advertising display faces. Clear Channel's television and outdoor advertising operations may also be deemed to compete with the Company's business. In addition, conflicts could arise with respect to transactions involving the purchase or sale of radio broadcasting companies, particularly Spanish language radio broadcasting companies, the issuance of shares of Common Stock or Preferred Stock, or the payment of dividends by the Company.

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

INDUSTRY SEGMENTS

         The Company considers radio broadcasting to be its only operating segment.

EMPLOYEES

         As of March 23, 1999, the Company employed 652 persons on a full-time basis, including corporate employees and 16 employees (at WCAA(FM) and WADO(AM), New York) who are subject to two collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters is in Dallas, Texas. The Company has leased approximately 11,000 square feet at 3102 Oak Lawn Avenue in Dallas, Texas. The initial term of this lease expires in 2013, and the Company has one option to extend the lease for one additional five-year term.

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

         A substantial amount of the Company's broadcast cash flow was generated by the Company's Los Angeles stations during 1998. Accordingly, the offices, studios, transmitter sites and antenna sites used in the operation of the Company's Los Angeles stations may be material to the Company's overall operations.

         As noted in Item 1 above, as of December 31, 1998, the Company owns or programs 39 radio stations in 12 markets throughout the United States. Therefore, except as set forth above, no one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations. The Company owns substantially all of the equipment used in its radio broadcasting business.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company becomes involved in certain legal claims and litigation. In the opinion of management, based upon consultations with legal counsel, the disposition of such litigation pending against the Company will not have a materially adverse effect on its consolidated financial position or results of operations.

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

                                                HIGH           LOW
                                             -----------   -----------
YEAR ENDED DECEMBER 31, 1997
   First Quarter...........................     $  23.31      $  15.88
   Second Quarter..........................        27.75         22.13
   Third Quarter...........................        38.06         27.00
   Fourth Quarter..........................        46.75         32.50

YEAR ENDED DECEMBER 31, 1998
   First Quarter...........................     $  50.88      $  40.38
   Second Quarter..........................        45.50         34.88
   Third Quarter...........................        42.81         30.00
   Fourth Quarter..........................        49.25         31.25


         As of December 31, 1998, there were approximately 79 holders of the Class A Common Stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

DIVIDEND POLICY

         The Company has never paid a cash dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings for use in the growth of its business. The Company currently is restricted from paying any cash dividends on its capital stock under the Credit Agreement.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected consolidated financial data for Heftel Broadcasting Corporation and its subsidiaries for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996, and the years ended September 30, 1996, 1995 and 1994 (in thousands, except per share data):


                                                                   Three Months
                                           Year Ended December 31,    Ended          Year Ended September 30,
                                         ------------------------- December 31, -----------------------------------
                                             1998         1997         1996        1996        1995       1994
                                         --------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                             $   164,122  $   136,584  $    18,309  $   71,732  $   64,160 $   27,433
Operating expenses                            95,784       82,065       11,207      48,896      43,643     15,345
Depreciation and amortization                 21,149       14,928        1,747       5,140       3,344      1,906
                                         -----------  -----------  -----------  ----------  ---------- ----------
Operating income before corporate             47,189       39,591        5,355      17,696      17,173     10,182
 expenses
Corporate expenses                             5,451        4,579          368       5,072       4,720      3,454
                                         -----------  -----------  -----------  ----------  ---------- ----------
Operating income                              41,738       35,012        4,987      12,624      12,453      6,728
                                         -----------  -----------  -----------  ----------  ---------- ----------

Other income (expense):
 Interest income (expense), net                2,634       (3,541)      (2,841)    (11,034)     (6,389)    (2,997)
 Income (loss) in equity of joint venture(a)       -            -            -           -           -        616
 Restructuring charges(b)                          -            -            -     (29,011)          -          -
 Other, net                                      252          (82)          18      (1,671)       (428)    (1,407)
                                         -----------  -----------  -----------  ----------  ---------- ----------
                                               2,886       (3,623)      (2,823)    (41,716)     (6,817)    (3,788)
                                         -----------  -----------  -----------  ----------  ---------- ----------

Income (loss) before minority interest
 and income tax                               44,624       31,389        2,164     (29,092)      5,636      2,940
Minority interest(a)                               -            -            -           -       1,167        351
Income tax                                    17,740       12,617          100          65         150        100
                                         -----------  -----------  -----------  ----------  ---------- ----------
Income (loss) from continuing operations      26,884       18,772        2,064     (29,157)      4,319      2,489
Loss on discontinued operations of CRC(b)          -            -            -       9,988         626        285
                                         -----------  -----------  -----------  ----------  ---------- ----------
Income (loss) before extraordinary item       26,884       18,772        2,064     (39,145)      3,693      2,204
Extraordinary item - loss on retirement
 of debt                                           -            -            -       7,461           -      1,738
                                         -----------  -----------  -----------  ----------  ---------- ----------
Net income (loss)                        $    26,884  $    18,772  $     2,064  $  (46,606) $    3,693 $      466
                                         -----------  -----------  -----------  ----------  ---------- ----------
                                         -----------  -----------  -----------  ----------  ---------- ----------

Net income (loss) per common share(c):

 Basic:
 Continuing operations                   $      0.55  $      0.45  $      0.09  $   (1.41)  $     0.21 $     0.25
 Discontinued operations                           -            -            -      (0.49)       (0.03)     (0.03)
 Extraordinary loss                                -            -            -      (0.36)           -      (0.19)
                                         -----------  -----------  -----------  ---------   ---------- ----------
 Net income (loss)                       $      0.55  $      0.45  $      0.09  $   (2.26)  $     0.18 $     0.03
                                         -----------  -----------  -----------  ---------   ---------- ----------
                                         -----------  -----------  -----------  ---------   ---------- ----------

 Diluted:
 Continuing operations                   $      0.54  $      0.45  $      0.09  $   (1.41)  $     0.20 $     0.22
 Discontinued operations                           -            -            -      (0.49)       (0.03)     (0.03)
 Extraordinary loss                                -            -            -      (0.36)           -      (0.16)
                                         -----------  -----------  -----------  ---------   ---------- ----------
 Net income (loss)                       $      0.54  $      0.45  $      0.09  $   (2.26)  $     0.17 $     0.03
                                         -----------  -----------  -----------  ---------   ---------- ----------
                                         -----------  -----------  -----------  ---------   ---------- ----------

Weighted average common shares outstanding:
 Basic                                        49,021       41,671       23,095     20,590       20,021      9,137
 Diluted                                      49,348       41,792       23,095     20,590       21,611     10,769

OTHER OPERATING DATA:
Broadcast cash flow                      $    68,338  $    54,519  $     7,102  $   22,836  $   20,517 $   12,088
EBITDA                                        62,887       49,940        6,734      17,764      15,797      8,634

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                          $    17,168  $    10,970  $     8,429  $    7,168  $   14,967 $   18,366
Net intangible assets                        643,955      423,530      120,592     121,742     109,253     70,528
Total assets                                 744,444      512,249      163,725     165,751     151,637    113,353
Long-term debt, less current portion           1,547       14,122      135,504     137,659      97,516     59,898
Stockholders' equity                         622,621      389,960       14,166      12,101      43,581     44,436

(a) Effective August 20, 1994, the Company began accounting for its 49.0% interest in Viva Media on a consolidated basis. Accordingly, Viva Media's result of operations are included in the consolidated financial statements commencing August 20, 1994. The Company acquired the remaining 51.0% of Viva Media on September 7, 1995. Prior to August 20, 1994, the results of operations of Viva Media were accounted for using the equity method of accounting.
(b) See Note 4 to Consolidated Financial Statements.
(c) All common share and per-common-share amounts have been adjusted retroactively for a two-for-one common stock split effective December 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the consolidated results of operations and cash flows of the Company for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996 and the year ended September 30, 1996 and consolidated financial condition as of December 31, 1998 and 1997 should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this report.

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

         Another measure of operating performance is EBITDA. EBITDA consists of operating income or loss excluding depreciation and amortization and other non-cash and non-recurring charges.

         Broadcast cash flow and EBITDA are not calculated in accordance with generally accepted accounting principles. These measures should not be considered in isolation or as substitutes for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow and EBITDA do not take into account the Company's debt service requirements and other commitments and, accordingly, broadcast cash flow and EBITDA are not necessarily indicative of amounts that may be available for dividends, reinvestment in the Company's business or other discretionary uses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997.

         The results of operations for the year ended December 31, 1998 are not comparable to results of operations for the same period in 1997 primarily due to (a) the Tichenor Merger which closed February 14, 1997, and (b) the start-up of radio stations KSCA(FM) in Los Angeles on February 5, 1997, WCAA(FM) in New York on May 22, 1998 (WPAT(AM) was exchanged for WCAA(FM)), KRTX(AM/FM) in Houston on May 29, 1998, and KLQV(FM) and KLNV(FM) in San Diego on August 10, 1998.

         Net revenues for the year ended December 31, 1998 increased by $27.5 million, or 20.1% to $164.1 million compared to $136.6 million for the year ended December 31, 1997. Operating expenses increased by $13.7 million, or 16.7%, to $95.8 million for the year ended December 31, 1998 compared to $82.1 million for the year ended December 31, 1997. Broadcast cash flow increased $13.8 million, or 25.3% to $68.3 million for the year ended December 31, 1998 compared to $54.5 million for the year ended December 31, 1997. The improved operating performance was due to same station revenue growth.

         Corporate expenses for the year ended December 31, 1998 increased by $0.9 million, or 19.6%, to $5.5 million compared to $4.6 million for the year ended December 31, 1997. The increase was primarily due to higher staffing costs of the Company after the Tichenor Merger. As a result, EBITDA increased $12.9 million, or 25.9% to $62.9 million.

         Depreciation and amortization for the year ended December 31, 1998 increased 41.6% to $21.1 million compared to $14.9 million for the year ended December 31, 1997. The increase is due to radio station acquisitions, capital expenditures, and the additional depreciation and amortization associated with the Tichenor Merger included in all of the year ended December 31, 1998 compared to a portion of the same period in 1997.

         Interest expense, net of interest income decreased from $3.5 million for the year ended December 31, 1997 to $2.6 million of interest income, net of interest expense for the year ended December 31, 1998. The reduction in interest expense was the result of the repayment of debt funded from the January 1998 Offering. Interest income increased due to an increase in invested cash from the January 1998 Offering.

         Other, net decreased from $0.1 million of other expense for the year ended December 31, 1997 to $0.3 million of the other income for the year ended December 31, 1998. In 1998, the Company reversed the remaining balance of an accrual of costs relating to unconsummated acquisitions of $0.3 million which was made in a prior reporting period.

         Income tax expense increased from $12.6 million for the year ended December 31, 1997 to $17.7 million for the year ended December 31, 1998. The increase was primarily due to income before income tax increasing from $31.4 million for the year ended December 31, 1997 to $44.6 million for the year ended December 31, 1998. The effective tax rates for the years ended December 31, 1997 and 1998 are 40.2% and 39.8%, respectively.

         Net income of $18.8 million was generated by the Company for the year ended December 31, 1997 compared to net income of $26.9 million for the year ended December 31, 1998.

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

         Income tax expense increased from $65,000 for the year ended September 30, 1996 to $12.7 million for the year ended December 31, 1997. The increase was primarily due to an improvement in earnings before taxes from a loss of $29.1 million for the year ended September 30, 1996 to income of $31.4 million for the year ended December 31, 1997.

         The results of operations for the year ended December 31, 1997 did not include any loss on discontinued operations or any extraordinary loss on the retirement of debt. In 1996, the loss on discontinued operations due to the shut down of CRC was $10.0 million and the extraordinary loss on the retirement of debt was $7.5 million.

         The Company generated net income of $18.8 million for the year ended December 31, 1997 compared to a net loss of $46.6 million for the year ended September 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the years ended December 31, 1998 and 1997 was $57.0 and $43.8 million, respectively. Generally, capital expenditures are financed with cash provided by operations and long-term borrowings. For the years ended December 31, 1998 and 1997, the Company's capital expenditures were $4.7 and $4.0 million, respectively. The increase in capital expenditures was due primarily to the office space improvement costs for New York and the corporate office in Dallas. During 1998 and 1997, the Company spent $236.6 and $1.1 million ($3.2 million to acquire KOVA(FM) net of approximately $2.1 million of cash and cash equivalents acquired in the Tichenor Merger), respectively, to acquire radio stations.

STOCKHOLDERS' EQUITY

         On January 22, 1998, the Company completed the 1998 Offering, selling 5,175,000 shares of Class A Common Stock for $39.75 per share, after underwriters' discounts and commissions. The net proceeds of the offering were approximately $205.1 million.

         On February 10, 1997, the Company completed the February 1997 Offering selling 4,830,000 (pre-split) shares of its Class A Common Stock for $36.80 (pre-split) per share, after underwriters' discounts and commissions. The net proceeds of the offering were approximately $176.4 million.

LONG-TERM DEBT

         On February 12, 1997, the Company repaid borrowings of $143.0 million outstanding under an existing $155 million credit facility with a portion of the proceeds from the February 1997 Offering.

         On February 14, 1997, the Company entered into a new $300 million credit facility (the "Credit Facility"), replacing the existing credit facility and initially borrowed $46.0 million. The Company used advances under the Credit Facility and a portion of the proceeds from the February 1997 Offering to retire the outstanding debt and senior preferred stock of Tichenor assumed on the date of the Tichenor Merger. At December 31, 1997, the Company had outstanding borrowings of $12.0 million under the Credit Facility. On January 29, 1998, the Company repaid the entire amount outstanding under the Credit Facility. In August 1998, the Company borrowed $18.0 million which was subsequently repaid in December 1998. The Company's ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Company may elect under the terms of the Credit Facility to increase the facility by $150.0 million. The Credit Facility is secured by the stock of the Company's subsidiaries.

         Borrowings under the Credit Facility bear interest at a rate based on LIBOR plus an applicable margin as determined by the Company's leverage ratio. Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending December 31, 2004.

         Available cash on hand plus cash provided by operations were sufficient to pay interest due under the Credit Facility and fund capital expenditures during the year ended December 31, 1998. The Company's management believes that it will have sufficient cash flow to finance its operations and satisfy its debt service requirements. The Company regularly reviews potential acquisitions. Future acquisitions are expected to be made from additional borrowings under the Credit Facility and available cash balances.

ACCOUNTING PRONOUNCEMENTS

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, and Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The adoption of these new accounting standards did not have a material impact on the Company.

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

         All software used in the accounting system is in the process of being replaced. The key software components used in the accounting system are the general ledger and traffic system. The general ledger is used to record all transactional activity whereas the traffic system is used to record the airing of commercials, perform billing and maintain the accounts receivable detail. The new general ledger software has been implemented in twelve of the thirteen locations in which the Company operates. The one remaining location will implement the new general ledger software by May 1, 1999. Ten of the twelve radio station markets in which the Company operates have implemented the new traffic software. The two remaining radio station markets will implement the new traffic software at or around June 1999. The Company is in the process of reviewing the hardware used in its operations that might be affected by the Year 2000 problem. Hardware testing for Year 2000 compliance is anticipated to be completed by June 30, 1999.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have significant market risk exposure since it does not have any outstanding variable rate debt or derivative financial and commodity instruments as of December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                         Number
                                                                                                         -------
Reports of Independent Auditors......................................................................... 25 - 26

Consolidated Balance Sheets as of December 31, 1998 and 1997................................................. 27

Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997,
     the Three Months Ended December 31, 1996, and the Year Ended September 30, 1996......................... 28

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998 and 1997,
     the Three Months Ended December 31, 1996, and the Year Ended September 30, 1996......................... 29

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997,
     the Three Months Ended December 31, 1996, and the Year Ended September 30, 1996......................... 30

Notes to Consolidated Financial Statements................................................................... 31

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors
Heftel Broadcasting Corporation:


We have audited the accompanying consolidated balance sheets of Heftel Broadcasting Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for these periods included at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heftel Broadcasting Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /s/ KPMG LLP



Dallas, Texas
February 15, 1999

                          REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Heftel Broadcasting Corporation

        We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Heftel Broadcasting Corporation for the three months ended December 31, 1996 and the year ended September 30, 1996. Our audits also included the financial statement schedule included in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Heftel Broadcasting Corporation for the three months ended December 31, 1996 and the year ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ ERNST & YOUNG LLP



Los Angeles, California
July 2, 1997

               HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                              December 31,
                                                                                    ------------------------------
                                                                                         1998             1997
                                                                                    ---------------  -------------
Current assets:
   Cash and cash equivalents                                                        $  10,293,241     $  6,553,271
   Accounts receivable, net of allowance of $2,301,286 in 1998 and $2,612,847 in       34,309,106       29,324,324
      1997
   Prepaid expenses and other current assets                                              456,843          817,456
                                                                                     ------------     ------------
         Total current assets                                                          45,059,190       36,695,051
                                                                                     ------------     ------------

Property and equipment, at cost:
   Land                                                                                 7,965,865       11,046,486
   Buildings and improvements                                                           7,366,617        7,034,799
   Broadcast and other equipment                                                       25,948,994       20,663,573
   Furniture and fixtures                                                               8,356,121        5,705,226
                                                                                     ------------     ------------
                                                                                       49,637,597       44,450,084
   Less accumulated depreciation                                                       15,830,226       11,150,167
                                                                                     ------------     ------------
                                                                                       33,807,371       33,299,917
                                                                                     ------------     ------------
Intangible assets:
   Broadcast licenses                                                                 569,914,391      334,821,684
   Cost in excess of fair value of net assets acquired                                 97,553,319       95,308,112
   Other intangible assets                                                             14,861,481       14,351,232
                                                                                     ------------     ------------
                                                                                      682,329,191      444,481,028
   Less accumulated amortization                                                       36,128,832       20,951,102
                                                                                     ------------     ------------
                                                                                      646,200,359      423,529,926
                                                                                     ------------     ------------

Deferred charges and other assets                                                      21,622,079       18,723,785
                                                                                     ------------     ------------

       Total assets                                                                  $746,688,999     $512,248,679
                                                                                     ------------     ------------
                                                                                     ------------     ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $  2,063,294     $  2,103,419
   Accrued expenses                                                                    22,200,882       19,832,802
   Income taxes payable                                                                 3,505,640        3,349,161
   Current portion of long-term obligations                                               121,052          440,097
                                                                                     ------------     ------------
                  Total current liabilities                                            27,890,868       25,725,479
                                                                                     ------------     ------------

Long-term obligations, less current portion                                             1,547,130       14,122,019
                                                                                     ------------     ------------

Deferred income taxes                                                                  94,630,353       82,441,601
                                                                                     ------------     ------------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, cumulative, $.001 par value; authorized 5,000,000 shares;
       no shares issued or outstanding                                                          -                -
   Class A Common Stock, $.001 par value; authorized 100,000,000 shares in 1998 and 50,000,000 shares in 1997;  issued and outstanding 35,171,980 shares in
       1998 and 29,978,748 shares in 1997                                                  35,172           29,979
   Class B Common Stock, convertible, $.001 par value; authorized 50,000,000
       shares; issued and outstanding 14,156,470 shares                                    14,156           14,156
   Additional paid-in capital                                                         665,339,306      459,567,282
   Accumulated deficit                                                                (42,767,986)     (69,651,837)
                                                                                     ------------     ------------
       Total stockholders' equity                                                     622,620,648      389,959,580
                                                                                     ------------     ------------

      Total liabilities and stockholders' equity                                     $746,688,999     $512,248,679
                                                                                     ------------     ------------
                                                                                     ------------     ------------

        See accompanying notes to consolidated financial statements

               HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Three Months
                                                        YEAR ENDED DECEMBER 31,            Ended         Year Ended
                                                 -----------------------------------    December 31,     September 30,
                                                       1998               1997            1996              1996
                                                 ------------------ ---------------- ---------------- ------------------
  Revenues                                        $   186,778,637    $   154,869,079 $   20,850,616    $   81,242,695
  Agency commissions                                   22,657,029         18,285,224      2,541,648         9,510,663
                                                  ---------------    ---------------  -------------    --------------
  Net revenues                                        164,121,608        136,583,855     18,308,968        71,732,032
  Operating expenses                                   95,783,645         82,064,446     11,207,309        48,896,256
  Depreciation and amortization                        21,149,369         14,928,326      1,746,732         5,140,131
                                                  ---------------    ---------------  -------------    --------------
  Operating income before corporate expenses           47,188,594         39,591,083      5,354,927        17,695,645
  Corporate expenses                                    5,451,010          4,579,270        368,074         5,071,859
                                                  ---------------    ---------------  -------------    --------------
  Operating income                                     41,737,584         35,011,813      4,986,853        12,623,786
                                                  ---------------    ---------------  -------------    --------------

  Other income (expense):
      Interest income                                   4,680,652            406,241         26,290           206,605
      Interest expense                                 (2,046,185)        (3,947,092)    (2,866,872)      (11,240,835)
      Costs relating to unconsummated
          acquisitions                                          -                  -              -        (1,383,187)
      Restructuring charges                                     -                  -              -       (29,011,237)
      Other, net                                          251,780            (81,973)        18,044          (287,140)
                                                  ---------------    ---------------  -------------    --------------
                                                        2,886,247         (3,622,824)    (2,822,538)      (41,715,794)
                                                  ---------------    ---------------  -------------    --------------
  Income (loss) before income tax                      44,623,831         31,388,989      2,164,315       (29,092,008)
  Income tax                                           17,739,980         12,616,833        100,000            65,000
                                                  ---------------    ---------------  -------------    --------------
  Income (loss) from continuing operations             26,883,851         18,772,156      2,064,315       (29,157,008)
                                                  ---------------    ---------------  -------------    --------------

  Discontinued operations:
      Loss from operations of CRC                               -                  -              -         1,844,939
      Loss on disposal of CRC                                   -                  -              -         8,142,598
                                                  ---------------    ---------------  -------------    --------------
  Total loss on discontinued operations                         -                  -              -         9,987,537
                                                  ---------------    ---------------  -------------    --------------

  Income (loss) before extraordinary item              26,883,851         18,772,156      2,064,315       (39,144,545)
  Extraordinary item - loss on retirement of
      debt                                                      -                  -              -         7,461,267
                                                  ---------------    ---------------  -------------    --------------
  Net income (loss)                               $    26,883,851    $    18,772,156  $   2,064,315    $  (46,605,812)
                                                  ---------------    ---------------  -------------    --------------
                                                  ---------------    ---------------  -------------    --------------

  Net income (loss) per common share:

      Basic:
      Continuing operations                      $           0.55   $           0.45  $        0.09    $        (1.41)
      Discontinued operations                                   -                  -              -             (0.49)
      Extraordinary loss                                        -                  -              -             (0.36)
                                                  ---------------    ---------------  -------------    --------------
      Net income (loss)                           $          0.55    $          0.45  $        0.09    $        (2.26)
                                                  ---------------    ---------------  -------------    --------------
                                                  ---------------    ---------------  -------------    --------------

      Diluted:
      Continuing operations                      $           0.54   $           0.45  $        0.09    $        (1.41)
      Discontinued operations                                   -                  -              -             (0.49)
      Extraordinary loss                                        -                  -              -             (0.36)
                                                  ---------------    ---------------  -------------    --------------
      Net income (loss)                           $          0.54    $          0.45  $        0.09    $        (2.26)
                                                  ---------------    ---------------  -------------    --------------
                                                  ---------------    ---------------  -------------    --------------

  Weighted average common shares outstanding:
      Basic                                            49,020,759         41,671,026      23,095,462       20,589,934
      Diluted                                          49,347,646         41,792,191      23,095,462       20,589,934

        See accompanying notes to consolidated financial statements.

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Common Stock            Additional                               Receivables
                              Preferred   ------------------------       paid-in      Accumulated    Treasury     for stock
                                 Stock     Class A       Class B         Capital        Deficit        Stock      Purchases
                              ---------   ----------    ----------     -----------   ------------  -----------   -----------
Balance at September 30, 1995 $     336   $    6,192    $    4,680     $ 95,693,269  $(43,839,535) $(4,019,735)  $(4,264,052)
Repurchase of preferred stock      (336)           -             -         (335,298)            -            -             -
Preferred stock dividends             -            -             -                -       (42,961)           -             -
Retirement of treasury stock          -            -          (811)      (4,018,924)            -    4,019,735             -
Payment on stockholder notes          -            -             -                -             -            -     4,264,052
Common stock issued in
   connection with:
   Conversion of Class B to
     Class A Common Stock             -        3,869        (3,869)               -             -            -             -
   Exercise of warrants and
     options                          -        1,442             -       10,546,817             -            -             -
   Business acquisition               -           45             -          692,285             -            -             -
Net loss                              -            -             -                -   (46,605,812)           -             -
                              ---------   ----------    ----------     ------------  ------------  -----------   -----------
Balance at September 30, 1996         -       11,548             -      102,578,149   (90,488,308)           -             -
Net income                            -            -             -                -     2,064,315            -             -
                              ---------   ----------    ----------     ------------  ------------  -----------   -----------
Balance at December 31, 1996          -       11,548             -      102,578,149   (88,423,993)           -             -
Net proceeds from issuance
   of 4,830,000 (pre-split)
   shares of Class A Common
   Stock                              -        4,830             -      176,363,259             -            -             -
Common Stock issued for
   Tichenor acquisition               -        5,560           130      180,647,941             -            -             -
Conversion of Class A
   Common Stock into
   Class B Common Stock               -       (6,948)        6,948                -             -            -             -
Two-for-one stock split               -       14,989         7,078          (22,067)            -            -             -
Net income                            -            -             -                -    18,772,156            -             -
                              ---------   ----------    ----------     ------------  ------------  -----------   -----------
Balance at December 31, 1997          -       29,979        14,156      459,567,282   (69,651,837)           -             -
Net proceeds from issuance
   of 5,193,232 shares of
   Class A Common Stock               -        5,193             -      205,772,024             -            -             -
Net income                            -            -             -                -    26,883,851            -             -
                              ---------   ----------    ----------     ------------  ------------  -----------   -----------
Balance at December 31, 1998  $       -   $   35,172    $   14,156     $665,339,306  $(42,767,986) $         -   $         -
                              ---------   ----------    ----------     ------------  ------------  -----------   -----------
                              ---------   ----------    ----------     ------------  ------------  -----------   -----------

        See accompanying notes to consolidated financial statements.

               HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Three Months
                                                             Year Ended December 31,            Ended        Year Ended
                                                         -------------------------------    December 31,    September 30,
                                                              1998             1997             1996             1996
                                                         --------------   --------------   --------------   --------------
Cash flows from operating activities:
    Net income (loss)                                    $   26,883,851   $   18,772,156   $    2,064,315   $  (46,605,812)
    Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Loss on discontinued operations                                -                -                -        9,987,537
       Extraordinary loss on debt retirement                          -                -                -        7,461,267
       Provision for bad debts                                1,417,505        2,756,605          722,691        2,871,700
       Depreciation and amortization                         21,149,369       14,928,326        1,746,732        5,140,131
       Amortization of debt facility fee included
           in interest expense                                  160,152          133,200          360,000          993,674
       Deferred income taxes                                  9,943,545        8,106,930                -                -
       Non-cash restructuring charges                                 -                -                -        1,219,048
       Changes in operating assets and liabilities:
           Accounts receivable, net                          (6,327,755)      (4,996,984)        (702,939)      (4,711,197)
           Prepaid expenses and other current assets            360,613          360,381          380,441        1,175,118
           Accounts payable                                     (26,250)      (4,770,977)        (341,698)        (421,251)
           Accrued expenses                                   3,519,021        2,788,673       (1,595,238)       4,087,219
           Income taxes payable                                 156,479        5,506,696                -                -
           Other, net                                          (251,943)         206,987          (27,122)         297,960
                                                         --------------   --------------   --------------   --------------
              Net cash provided by  (used in) operating
                 activities of continuing operations         56,984,587       43,791,993        2,607,182      (18,504,606)
              Net cash used in discontinued operations                -                -                -       (1,594,006)
                                                         --------------   --------------   --------------   --------------
              Net cash provided by (used in) operating
                 activities                                  56,984,587       43,791,993        2,607,182      (20,098,612)
                                                         --------------   --------------   --------------   --------------

Cash flows from investing activities:
    Acquisitions of radio stations                         (236,648,434)      (1,096,424)               -      (20,150,000)
    Property and equipment acquisitions                      (4,745,912)      (4,010,775)        (400,396)      (3,687,780)
    Additions to intangible assets                              (56,003)      (2,777,245)               -       (7,000,000)
    Collection of loans to related parties                            -                -                -        2,357,932
    Increase in other noncurrent assets                      (4,875,701)     (15,134,257)        (397,684)               -
                                                         --------------   --------------   --------------   --------------
              Net cash used in investing activities        (246,326,050)     (23,018,701)        (798,080)     (28,479,848)
                                                         --------------   --------------   --------------   --------------

Cash flows from financing activities:
    Borrowings on long-term obligations                      18,000,000       56,000,000                -      163,459,267
    Payments on long-term obligations                       (30,893,934)    (250,826,404)      (2,153,410)    (123,752,057)
    Payment of deferred financing costs                               -       (1,232,061)               -       (5,799,878)
    Proceeds from stock issuances                           205,975,367      177,050,792                -       10,548,259
    Repurchase of preferred and common stock                          -                -                -         (335,634)
    Dividends on preferred stock                                      -                -                -          (42,961)
    Note payments from stockholders                                   -                -                -        4,229,114
                                                         --------------   --------------   --------------   --------------
              Net cash provided by (used in)
                 financing activities                       193,081,433      (19,007,673)      (2,153,410)      48,306,110
                                                         --------------   --------------   --------------   --------------

Net increase (decrease) in cash and cash equivalents          3,739,970        1,765,619         (344,308)        (272,350)
Cash and cash equivalents at beginning of period              6,553,271        4,787,652        5,131,960        5,404,310
                                                         --------------   --------------   --------------   --------------
Cash and cash equivalents at end of period               $   10,293,241   $    6,553,271   $    4,787,652   $    5,131,960
                                                         --------------   --------------   --------------   --------------
                                                         --------------   --------------   --------------   --------------

        See accompanying notes to consolidated financial statements.

              HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

         Heftel Broadcasting Corporation (the "Company"), through its subsidiaries, owns and/or operates 39 Spanish language broadcast radio stations serving 12 markets throughout the United States (Los Angeles, New York City, Miami, San Francisco/San Jose, Chicago, Houston, San Antonio, McAllen/Brownsville/Harlingen, Dallas/Fort Worth, San Diego, El Paso and Las Vegas).

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

     INVESTMENTS

         The Company uses the equity method to account for investments when it does not have a controlling interest but has the ability to exercise significant influence over the operating and/or financial decisions of the investee. Investments where the Company does not exert significant influence are accounted for using the cost method. Investments at December 31, 1998 are comprised primarily of 50% interests in entities which own transmission towers that are leased to the Company.

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

             Broadcast licenses                                            40 years
             Cost in excess of fair value of net assets acquired           40 years
             Other intangibles                                         3 - 40 years

         The Company evaluates periodically the propriety of the carrying amount of intangible assets, including goodwill, as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted income before depreciation, amortization, nonrecurring charges and interest for each of the Company's radio stations over the remaining amortization periods of the related intangible assets. If such projections indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amounts of the related intangible assets, a loss is recognized to the extent the carrying amount of the asset exceeds its fair value. At this time, the Company believes that no significant impairment of goodwill and other intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

     REVENUE RECOGNITION

         Revenue is derived primarily from the sale of commercial announcements to local and national advertisers. Revenue is recognized as commercials are broadcast.

     ADVERTISING COSTS

         The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are charged to expense in the year incurred and totaled approximately $6.4, $4.0, $0.3, and $2.4 million for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996, and the year ended September 30, 1996, respectively.

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

     INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

     EARNINGS PER SHARE

         Basic earnings per common share is based on net earnings after preferred stock dividend requirements, if any, and the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflects the incremental increase in the weighted average number of common shares due to the dilutive effect of stock options.

     DERIVATIVE FINANCIAL INSTRUMENTS

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used, from time to time, to manage well-defined interest rate risks related to interest on the Company's outstanding debt. There were no outstanding swap agreements at December 31, 1998 and 1997.

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

     STOCK BASED COMPENSATION

         The Company accounts for stock options using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations. In accordance with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has disclosed pro forma net earnings and net earnings per share as if the fair-value method had been applied.

     COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME. SFAS 130 requires the reporting of comprehensive income in financial statements by all entities that provide a full set of financial statements. The Company's net income is the same as its comprehensive income and no additional disclosures are necessary.

     RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   ACQUISITIONS AND DISPOSITIONS

     1998 ACQUISITIONS

         On December 1, 1997, the Company entered into an asset exchange agreement to exchange WPAT(AM), serving the New York City market, and $115.5 million in cash for the assets of WCAA(FM) (formerly WNWK(FM)), serving the New York City market (the "WCAA(FM) Acquisition"). The asset exchange was financed with a portion of the proceeds from the January 1998 secondary public stock offering (the "January 1998 Offering"). The WCAA(FM) Acquisition closed on May 22, 1998. Immediately after closing, the station's programming was converted to a Spanish language format.

         On March 25, 1998, the Company entered into an asset purchase agreement to acquire the assets of KLTN(FM) (formerly KKPN(FM)), serving the Houston market, for $54.0 million (the "KLTN(FM) Acquisition"). The asset acquisition was financed with a portion of the proceeds from the January 1998 Offering. The KLTN(FM) Acquisition closed on May 29, 1998. Immediately after closing, the station's programming was converted to a Spanish language format.

         The Company entered into an asset purchase agreement on May 26, 1998, to acquire the assets of KLQV(FM) and KLNV(FM) (formerly KJQY(FM) and KKLQ(FM)) serving the San Diego market (the "San Diego Acquisition") for $65.2 million. The asset acquisition was financed with a portion of the proceeds from the January 1998 Offering, an additional $18.0 million borrowing under the Company's credit agreement and cash generated from operations. The San Diego Acquisition closed on August 10, 1998. Immediately after closing, the programming of the stations was converted to two Spanish language formats.

     1997 ACQUISITIONS AND DISPOSITIONS

         On February 14, 1997, the Company completed its acquisition of Tichenor Media System, Inc. ("Tichenor"), a national radio broadcasting company engaged in the business of acquiring, developing and programming Spanish language radio stations (the "Tichenor Merger"). At the time of the Tichenor Merger, Tichenor owned or programmed 20 radio stations in six of the ten largest Hispanic markets in the United States. The merger was effected through the merger of a wholly-owned subsidiary of the Company with and into Tichenor. In connection with the merger, management of Tichenor assumed management responsibilities of the Company. Pursuant to the Tichenor Merger, the former Tichenor shareholders and warrant holders received an aggregate of 11,379,756 shares of Common Stock. At the time of the Tichenor Merger, Tichenor had outstanding approximately $72.0 million of long-term debt, which was subsequently refinanced by the Company. In addition, all of Tichenor's outstanding shares of 14% Senior Redeemable Cumulative Preferred Stock were redeemed for approximately $3.4 million. The total purchase price, including closing costs, allocated to net assets acquired was approximately $181.2 million.

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

         Unaudited consolidated condensed pro forma results of operations as if all completed acquisitions occurred as of January 1, 1997 are as follows:

                                                                          Year Ended December 31,
                                                               ---------------------------------------------
                                                                       1998                     1997
                                                               ---------------------    --------------------
             Net revenues                                        $    165,401,849         $    144,277,581
             Operating income                                          39,425,539               27,447,932
             Net income                                                21,532,287               11,804,576
             Net income per common share:
                  Basic                                                      0.44                     0.24
                  Diluted                                                    0.43                     0.24

         All of the business acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include the accounts of the acquired businesses since the respective dates of acquisition.

     PENDING TRANSACTIONS

         On January 2, 1997, the Company acquired an option to purchase all of the assets used in connection with the operation of KSCA(FM), Glendale, California (the "KSCA Option"). In connection with the acquisition of the KSCA Option, the Company began providing programming to KSCA(FM) under a time brokerage agreement on February 5, 1997. The KSCA Option, which is exercisable only upon the death of Gene Autry, the indirect principal stockholder of the seller, had an initial term which expired on December 31, 1997. The KSCA Option was renewable for additional one-year terms during the lifetime of Mr. Autry upon payment by the Company of $3.0 million on or before the then scheduled expiration date of the KSCA Option. On February 4, 1997, the Company made an initial payment of $10.0 million, as required under the option agreement. On December 29, 1997, the Company renewed the KSCA Option through December 31, 1998. All such payments will be credited against the purchase price for the KSCA(FM) assets. The purchase price for the KSCA(FM) assets is the greater of (a) $112.5 million, or (b) the sum of (i) $105.0 million, plus (ii) an amount equal to $13,699 per day during the term of the time brokerage agreement.

         Gene Autry died on October 2, 1998, and the Company exercised the KSCA Option. The closing is expected to occur during the second quarter of 1999. If the acquisition of KSCA(FM) closes on June 1, 1999, the purchase price for the KSCA(FM) assets will be approximately $116.6 million, and approximately $103.6 million ($116.6 million less $13.0 million in option payments credited against the purchase price) will be paid at closing. Consummation of the purchase is subject to a number of conditions, including approval by the FCC of the transfer of the FCC licenses.

         On January 27, 1999, the Company entered into an agreement to purchase the assets of KHOT(FM), serving the Phoenix market, for $18.3 million. The closing of this asset acquisition is expected to occur during the second quarter of 1999. Immediately after closing, the station's programming will be converted to a Spanish language format. Consummation of the purchase is subject to a number of conditions, including approval by the FCC of the transfer of the FCC license.

         All of the pending transactions will be financed with borrowings under the Company's credit agreement and cash generated from operations.

3.   CHANGE IN CONTROL OF COMPANY

         On August 5, 1996, Clear Channel Communications, Inc. ("Clear Channel") completed the purchase of 9,345,092 shares (pre-split) of the Company's Class A and Class B common stock for $23 (pre-split) per share pursuant to a Stockholder Purchase Agreement dated June 1, 1996 between Clear Channel and two executive officers and other related parties. On the same date, Clear Channel also purchased a total of 936,952 (pre-split) shares of the Company's Class A common stock from certain public shareholders and from employees of the Company upon the exercise of their stock purchase options. As a result of these transactions, Clear Channel's ownership of the Company was increased from 21% to 63%.

         In connection with the change in control of the Company, the employment of two executive officers was terminated pursuant to employment contract settlement agreements which provided for a lump sum payment upon their termination. Also, the two executive officers entered into five-year noncompete agreements with the Company in exchange for the aggregate payment of $7.0 million.

         As a result of the Tichenor acquisition and the January 1998 Offering, Clear Channel's ownership in the Company was reduced to approximately 29%.

4.   DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

         The Company's Board of Directors approved a plan to discontinue the operations of the radio network owned by the Company's wholly owned subsidiary Spanish Coast-to-Coast, Ltd., dba Cadena Radio Centro ("CRC") effective August 5, 1996. The charge to operations during the year ended September 30, 1996 was approximately $8.1 million, of which $6.2 million relates to non-cash charges resulting from the write-off of goodwill. No income tax benefit was recognized due to the Company's net operating loss carryforwards. During 1998 and 1997, approximately $0.2 and $0.4 million, respectively was charged against the accrual primarily for operating losses and severance payments. The majority of the remaining accrued balance of approximately $0.4 million at December 31, 1998 is for severance payments to be paid to a former employee through 2000.

         In connection with the change in control, the Company incurred certain restructuring charges totaling approximately $29.0 million during the year ended September 30, 1996. The material components of the restructuring charges were $18.8 million in payments to two executive officers relating to employment contract settlement agreements, $4.7 million in broker commissions and transaction costs, $2.6 million in costs relating to the planned closing of duplicate facilities, and $1.8 million in severance relating to employee terminations resulting from the restructuring. During 1998 and 1997, approximately $1.4 and $2.5 million, respectively, was charged against the accrual primarily for severance payments. The majority of the remaining accrued balance of approximately $0.5 million at December 31, 1998 consists of accruals for severance payments and expenditures to be incurred relating to the closing of duplicate facilities. The majority of such costs are expected to be incurred and charged against the accrual in 1999.

5.   LONG-TERM OBLIGATIONS

         The following is a summary of long-term obligations outstanding as of December 31, 1998 and 1997:

                                                                                            1998                   1997
                                                                                     -------------------    --------------------
     Revolving credit facility payable to banks; aggregate commitment of $300.0 million; interest rate based on LIBOR plus an applicable margin as determined by the Company's leverage ratio; interest rate of 5.69% at
     December 31, 1998; interest rates ranged from 5.69% to 6.38% during 1998;
     payable through December 2004; secured by 100% of the common stock of the
     Company's wholly-owned subsidiaries; the Company is required to comply with certain financial and nonfinancial covenants
                                                                                        $             -        $    12,000,000

     Various loans, interest ranging from 8.1% to 9.38%, payable in
     varying installments through 2001                                                          198,267              1,055,820

     Prize awards net of imputed interest (10% to 12%), payable in
     varying annual installments through 2044                                                 1,469,915              1,506,296
                                                                                        ---------------        ---------------
                                                                                              1,668,182             14,562,116
     Less current portion                                                                      (121,052)              (440,097)
                                                                                        ---------------        ---------------
                                                                                        $     1,547,130        $    14,122,019
                                                                                        ---------------        ---------------
                                                                                        ---------------        ---------------

     NEW CREDIT AGREEMENT

         On February 14, 1997, the Company entered into a new $300 million credit facility (the "Credit Facility"), replacing the existing credit facility. The Company used a $46 million advance under the Credit Facility and a portion of the proceeds from the 1997 secondary public stock offering to retire the outstanding debt and senior preferred stock of Tichenor assumed on the date of the Tichenor Merger. The Company's ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility principal balance begins reducing on September 30, 1999 and continues quarterly through December 31, 2004, when the principal must be paid in full.

     OLD CREDIT AGREEMENT

         On August 5, 1996, the Company borrowed $135.0 million under a credit agreement with new lenders which provided a total credit facility of $155.0 million. The proceeds were used to retire all of the outstanding debt under the Company's August 1994 credit agreement and to pay certain noncompete and employment contract settlements plus certain transaction and other costs relating to the Clear Channel transaction previously discussed.

         Maturities of long-term obligations for the five years subsequent to December 31, 1998 are as follows:

                      YEAR                              AMOUNT
                      ----                              ------
                      1999                          $       121,052
                      2000                                   99,703
                      2001                                   23,019
                      2002                                    6,042
                      2003                                    6,714
                      Thereafter                          1,411,652

         Interest paid for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996 and the year ended September 30, 1996 amounted to $1.2, $3.9, $2.9, and $11.2 million, respectively.

6.   COMMITMENTS AND CONTINGENCIES

         The Company leases office space and other property under noncancellable operating leases. Terms of the leases vary from two to thirty years. Certain leases have contingent rent clauses whereby rent is increased based on a change in the Consumer Price Index. Various leases have renewal options of five to ten years. Future minimum rental payments under noncancellable operating leases in effect at December 31, 1998 are summarized as follows:

                      YEAR                              AMOUNT
                      ----                              ------
                  1999                               $ 3,684,385
                  2000                                 3,192,339
                  2001                                 3,029,793
                  2002                                 2,747,614
                  2003                                 2,429,795
                  Thereafter                          11,057,669

         Rent expense for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996, and the year ended September 30, 1996 was $3.4, $2.6, $0.3, and $1.7 million, respectively.

         The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operations of the Company.

7.   STOCKHOLDERS' EQUITY

     COMMON STOCK

         On January 22, 1998, the Company completed a secondary stock offering of 5,175,000 shares of Class A Common Stock at $39.75 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $205.1 million.

         On October 6, 1998, the Company filed a Second Amended and Restated Certificate of Incorporation to increase the authorized shares of the Class A Common Stock to 100,000,000 shares.

         On February 10, 1997, the Company completed a secondary public stock offering selling 4,830,000 (pre-split) shares of its Class A Common Stock for $36.80 (pre-split) per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $176.4 million.

         On February 14, 1997, all of the outstanding shares of Heftel Common Stock owned by Clear Channel (14,156,470 shares) were converted to Class B Common Stock. The rights of the Class A and Class B Common Stock are identical except that the Class B Common Stock has no voting rights, except in certain matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, at Clear Channel's option, subject to any necessary governmental consents, including the consent of the FCC.

         On November 6, 1997, the Board of Directors of the Company authorized a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend was paid on December 1, 1997 to all holders of common stock at the close of business on November 18, 1997. In connection with the stock split, $22,067 was transferred to common stock from additional paid-in capital. All financial information related to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to give effect to the split, unless otherwise noted.

     PREFERRED STOCK

         The Company is authorized to issue 5,000,000 shares of $.001 par value Preferred Stock. The Preferred Stock may be issued in series, with the rights and preferences of each series established by the Company's Board of Directors.

8.   INCOME TAXES

         The provision for income tax on income (loss) from continuing operations consists of the following:

                                                                                  Three Months
                                                 Year Ended December 31,             Ended           Year Ended
                                          ----------------------------------       December 31,       September 30,
                                                 1998              1997               1996               1996
                                          ----------------    --------------     --------------     --------------
             Current:
                  Federal                   $    6,103,464    $    3,144,449     $            -     $            -
                  State                          1,692,971         1,365,454            100,000             65,000
                                            --------------    --------------     --------------     --------------
             Total current tax                   7,796,435         4,509,903            100,000             65,000
                                            --------------    --------------     --------------     --------------
             Deferred:
                  Federal                        9,514,876         7,782,653                  -                  -
                  State                            428,669           324,277                  -                  -
                                            --------------    --------------     --------------     --------------
             Total deferred tax                  9,943,545         8,106,930                  -                  -
                                            --------------    --------------     --------------     --------------
             Total income tax               $   17,739,980    $   12,616,833     $      100,000     $       65,000
                                            --------------    --------------     --------------     --------------
                                            --------------    --------------     --------------     --------------

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                                    1998               1997
                                                                               --------------     --------------
 Deferred tax assets:
      Net operating losses                                                     $    4,161,265        $12,987,833
      Other intangible assets                                                       1,668,659          1,668,659
      Long-term obligations - prize awards                                            574,722            587,455
      Allowance for doubtful accounts receivable                                      909,964          1,019,010
      Other                                                                           919,167            869,649
                                                                               --------------     --------------
 Total deferred tax assets                                                          8,233,777         17,132,606
                                                                               --------------     --------------
 Deferred tax liabilities:
      Broadcast licenses                                                           93,117,633         91,668,629
      Property and equipment                                                        2,095,041          1,139,937
      Restructuring charges                                                         7,395,033          6,585,218
      Other                                                                           256,423            180,423
                                                                               --------------     --------------
 Total deferred tax liabilities                                                   102,864,130         99,574,207
                                                                               --------------     --------------
 Net deferred tax liabilities                                                  $   94,630,353     $   82,441,601
                                                                               --------------     --------------
                                                                               --------------     --------------

         The valuation allowance decreased $13.7 million for the year ended December 31, 1997 due in part to a reassessment of the Company's ability to realize its deferred tax asset primarily as a result of the Tichenor Merger. Future reversals of taxable temporary differences created by the Tichenor Merger are sufficient to absorb the benefits of the deferred tax assets.
The reduction in the valuation allowance reduced the carrying value of intangibles recognized in the Tichenor Merger.

         The reconciliation of income tax expense (benefit) computed at the federal statutory tax rate to the Company's actual income tax expense attributable to continuing operations is as follows:

                                                                                     Three Months
                                                       Year Ended December 31,          Ended        Year Ended
                                                  --------------------------------   December 31,  September 30,
                                                        1998            1997            1996             1996
                                                  -----------------------------------------------------------------
Federal income tax (benefit) at statutory rate      $  15,618,341   $  10,986,146   $    735,867    $  (9,891,283)
State income taxes, net of federal benefit              1,115,009         941,674         66,000           42,900
Nondeductible and non-taxable items, net                1,006,630         689,013        (46,629)       8,490,286
Net operating loss carryforward not
    recognized                                                  -               -              -        1,423,097
Use of net operating loss carryforwards                         -               -       (655,238)               -
                                                    -------------   -------------   ------------    -------------
                                                    $  17,739,980   $  12,616,833   $    100,000    $      65,000
                                                    =============   =============   ============    =============

         As of December 31, 1998, the Company had tax net operating loss carryforwards for federal and state tax purposes of approximately $10.7 and $14.2 million, respectively. The net operating losses expire in the year 2010 if not used.

         Income taxes paid for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996, and the year ended September 30, 1996 amounted to $6.0, $2.2 million, $0, and $65,000, respectively.

9.       EARNINGS (LOSS) PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income (loss) from continuing operations:

                                                                                    Three Months
                                                   Year Ended December 31,              Ended          Year Ended
                                            -------------------------------------   December 31,      September 30,
                                                   1998              1997               1996              1996
                                            --------------------------------------------------------------------------
Numerator:
     Income (loss) from continuing
         operations                           $   26,883,851     $   18,772,156    $    2,064,315     $  (29,157,008)
     Preferred stock dividends                             -                  -                 -             22,823
                                              --------------     --------------    --------------     --------------
     Numerator for basic and
         diluted earnings per share           $   26,883,851     $   18,772,156    $    2,064,315     $  (29,179,831)
                                              ==============     ==============    ==============     ==============
Denominator:
     Weighted average common
         shares                                   49,020,759         41,671,026        23,095,462         20,589,934
     Effect of dilutive securities:
         Stock options                               318,094            121,165                 -                  -
         Employee Stock Purchase
               Plan                                    8,793                  -                 -                  -
                                              --------------     --------------    --------------     --------------
     Denominator for diluted
         earnings per share                       49,347,646         41,792,191        23,095,462         20,589,934
                                              ==============     ==============    ==============     ==============

10.      RETIREMENT PLAN

         The Company has a defined contribution retirement savings plan (the "Plan"). The Plan covers all employees who have reached the age of 18 years and have been employed by the Company for at least one year. The Company matches participants' contributions to the Plan in an amount not to exceed $1,600. The Company, at the sole discretion of the Board of Directors, may make additional supplemental contributions to the Plan. The Company's expenses related to the Plan for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996, and the year ended September 30, 1996 amounted to $334,050, $237,671, $56,655 and $226,355, respectively.

11.      STOCK OPTIONS

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

         In December 1996, the Company issued to a key employee 6,084 options at $16.44 per share. The options vest ratably over a three year period.

         In May 1997, the stockholders of the Company approved a stock incentive plan ("Long-Term Incentive Plan"), to be administered by the Board of Directors or by a sub-committee of the Board of Directors. The maximum number of shares of Class A Common Stock that may be the subject of awards at any one time shall be five percent of the total number of shares of Class A Common Stock outstanding. Options granted under the Long-Term Incentive Plan have a ten-year term and vest one third at the end of years three, four and five.

         The stockholders of the Company also approved an Employee Stock Purchase Plan in May 1997. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During 1998 and 1997, employees purchased 22,222 and 6,753 common shares at average prices of $37.22 and $28.26, respectively. At December 31, 1998, 371,025 shares were reserved for future issuance.

         In 1997, the Company issued 753,000 stock options to various employees of the Company under its Long-Term Incentive Plan. The exercise prices ranged from $23.50 to $36.19 per share, the market prices at dates of issuance.

         In 1998, the Company issued 369,650 stock options to various employees of the Company under its Long-Term Incentive Plan. The exercise prices ranged from $31.00 to $43.94 per share, the market prices at dates of issuance.

         The following is a summary of management incentive stock options granted, exercised and outstanding for the year ended September 30, 1996, the three months ended December 31, 1996, and the years ended December 31, 1997 and 1998:

                                                                             Number          Weighted Average
                                                                            of Shares         Exercise Price
                                                                            ---------        ----------------
Options outstanding at September 30, 1995                                   1,845,212             $   1.90
       Granted                                                              1,048,678                 7.65
       Exercised                                                           (2,883,890)                3.39
       Canceled                                                               (10,000)                5.00
                                                                       --------------
Options outstanding at September 30, 1996                                           -                    -
       Granted                                                                  6,084                16.44
                                                                       --------------
Options outstanding at December 31, 1996                                        6,084                16.44
       Granted                                                                753,000                23.88
       Canceled                                                               (36,000)               23.50
                                                                       --------------
Options outstanding at December 31, 1997                                      723,084                23.84
       Granted                                                                369,650                36.26
       Canceled                                                               (52,000)               25.71
                                                                       --------------
Options outstanding at December 31, 1998                                    1,040,734                28.16
                                                                       ===============

         At December 31, 1998, 19,056 options were exercisable at the weighted average exercise price of $22.31 per share.

         No compensation expense related to stock option grants was recognized during any of the periods presented because all such options were granted at market value.

         Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The weighted average fair values for these options were estimated at the dates of grant using a Black-Scholes option pricing model with the following assumptions:

                                           1998             1997              1996
--------------------------------------------------------------------------------------
Risk-free interest rate                    5.22%            6.55%             5.73%
Dividend yield                             0.00%            0.00%             0.00%
Volatility factor                         50.67%           50.00%            51.00%
Weighted average expected life            6 years          6 years           3 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's historical and pro forma net earnings and earnings per share were as follows:

                                                                             Three Months
                                             Year Ended December 31,            Ended              Year Ended
                                       ---------------------------------      December 31,        September 30,
                                             1998               1997             1996                 1996
                                       ---------------    --------------    -------------      ------------------
Net earnings - as reported             $    26,883,851    $   18,772,156    $   2,064,315      $     (46,605,812)
Net earnings - pro forma                    25,448,980        18,147,081        2,063,644            (48,509,974)
Net earnings per common
  share - as reported
       Basic                                      0.55              0.45             0.09                  (2.26)
       Diluted                                    0.54              0.45             0.09                  (2.26)
Net earnings per common
  share - pro forma
       Basic                                      0.52              0.44             0.09                  (2.36)
       Diluted                                    0.52              0.44             0.09                  (2.36)
Weighted average fair value of
  options granted during the
  year                                           19.49             13.17             6.51                   6.51

         The following table summarizes stock options outstanding at December 31, 1998:

                                                                                       Weighted Average
       Exercise Price                 Number                Weighted Average             Remaining
          Range                     of Shares                Exercise Price           Contractual Life
       --------------               ---------               ----------------          ----------------
       $16.44 - $23.50                638,084                    $ 23.43                    8.4
        24.69 -  36.25                369,150                      35.23                    9.3
        37.50 -  43.94                 33,500                      40.24                    9.6
                                    ---------
                                    1,040,734
                                    =========

         Because the Statement provides for pro forma amounts for options granted beginning in 1995, the pro forma expense will likely increase in future years as the new option grants become subject to the pricing model.

12.  OTHER FINANCIAL INFORMATION

     ACCRUED EXPENSES

                                                                               December 31,
                                                               ---------------------------------------------
                                                                      1998                     1997
                                                               --------------------    ---------------------
             Wages, salaries and benefits payable              $        3,569,451      $        3,145,530
             Commissions payable                                        7,160,344               5,969,278
             Accrued restructuring and discontinued
               operation charges                                          918,732               2,467,200
             Advertising payable                                        2,393,566               1,176,578
             Deferred income                                            1,151,829                 816,257
             Other accrued expenses                                     7,006,961               6,257,959
                                                               ------------------      ------------------
                                                               $       22,200,882      $       19,832,802
                                                               ==================      ==================

13.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:

Year ended December 31, 1998:
                                                        3/31/98           6/30/98          9/30/98          12/31/98
                                                    --------------------------------------------------------------------
Net revenues                                        $    31,347,088     $ 44,392,528     $ 44,205,828     $ 44,176,164
Net income                                                4,344,418        7,803,470        7,104,146        7,631,817
Net income per common share - basic
    and diluted                                                0.09             0.16             0.14             0.15

Year ended December 31, 1997:
                                                        3/31/97           6/30/97          9/30/97          12/31/97
                                                    --------------------------------------------------------------------
Net revenues                                        $    23,029,373     $ 37,980,889     $ 37,196,813     $ 38,376,780
Net income                                                  565,983        5,373,047        5,948,853        6,884,273
Net income per common share - basic
    and diluted                                                0.02             0.12             0.13             0.16

14.      SUBSEQUENT EVENT (UNAUDITED)

         The Company entered into an agreement on March 1, 1999 to purchase the assets of KISF(FM), serving the Las Vegas market, for $20.3 million. The closing of this asset acquisition is expected to occur during the second quarter of 1999. Immediately after closing, the station's programming will be converted to a Spanish language format. Consummation of the purchase is subject to a number of conditions, including approval by the FCC of the transfer of the FCC licenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

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

(a)
      1. FINANCIAL STATEMENTS

         The following financial statements have been filed under Item 8 of this report:

         Reports of Independent Auditors

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997, the Three Months Ended December 31, 1996, and the Year Ended September 30, 1996

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998 and 1997, the Three Months Ended December 31, 1996, and the Year Ended September 30, 1996

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997, the Three Months Ended December 31, 1996, and the Year Ended September 30, 1996

         Notes to Consolidated Financial Statements

      2. FINANCIAL STATEMENT SCHEDULES

               HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND
                 1997, THE THREE MONTHS ENDED DECEMBER 31,
                1996, AND THE YEAR ENDED SEPTEMBER 30, 1996
                            (Dollars in Thousands)

                                                                       Additions
                                                                -------------------------
                                                  Balance at    Charged to      Charged                     Balance
                                                   Beginning     Costs and     to other                     at end
                  Description                      of period     expenses      accounts     Deductions     of period
------------------------------------------------  ------------  ------------  ------------  ------------  ------------
FOR THE YEAR ENDED DECEMBER 31, 1998:
    Allowance for Doubtful Accounts                $    2,613    $    1,417    $        -    $    1,729    $    2,301

FOR THE YEAR ENDED DECEMBER 31, 1997:
    Allowance for Doubtful Accounts                     1,128         2,757            -          1,272         2,613

FOR THE THREE MONTHS ENDED DECEMBER 31, 1996:
    Allowance for Doubtful Accounts                     1,658           723             -         1,253         1,128

FOR THE YEAR ENDED SEPTEMBER 30, 1996:
    Allowance for Doubtful Accounts                     1,492         2,872             -         2,706         1,658

      3. EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION
         ------                            -----------
         3.1       Second Amended and Restated Certificate of Incorporation of the Registrant dated
                   February 14, 1997 (incorporated by reference to Exhibit 3.1 to the Registrant's
                   Form 8-K filed March 3, 1997).

         3.2       Amended and Restated Bylaws of the Registrant. (1)

         4         Specimen certificate for the Class A Common Stock. (1)

         10.1      Lease dated May 15, 1987, between the Registrant and Hollywood and Vine Development Co.
                   (incorporated by reference to Exhibit 10.15 of Registrant's Registration Statement on Form S-1
                   (Registration No. 33-78370) filed on April 29, 1994, as amended ("Registrant's S-1")).

         10.2      Tower Lease Agreement, dated April 13, 1990, between the Registrant and KTNQ/KLVE, Inc.
                   (formerly Heftel Broadcasting of California, Inc.), together with the Assignment and
                   Assumption Agreement dated April 13, 1990 between the Registrant and The Tower Company
                   (incorporated by referenceto Exhibit 10.16 of Registrant's S-1).

         10.3      Lease Agreement dated June 18, 1991 between Newcrow XI and KTNQ/KLVE, Inc. (incorporated by reference to Exhibit 10.17 of Registrant's S-1).

         10.4      Reciprocal Easement Agreement, dated June 18 1991, between Newcrow XI and KTNQ/KLVE, Inc.
                   (incorporated by reference to Exhibit 10.18 of Registrant's S-1).

         10.5      Lease dated April 26, 1994, between the Registrant and Tropicana Trail Limited Partnership
                   (incorporated by reference to Exhibit 10.14 of Registrant's S-1).

         10.6      Stock Option Plan (incorporated by reference to Exhibit 10.4 of Registrant's S-1).

         10.7      Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 of Registrant's
                   S-1).

         10.8      Employment Agreement between KTNQ/KLVE, Inc. and Richard Heftel (incorporated by reference to
                   Exhibit 10.23 of Registrant's S-1).

         10.9      Amendment No. 1 to Employment Agreement dated May 31, 1996, between KTNQ/KLVE, Inc. and Richard
                   Heftel (incorporated by reference to Exhibit 10.5 of Registrant's Form 10-Q/A filed on November
                   6, 1996).

         10.10     Lease Agreement, dated July 17, 1995, between the Registrant and 485 Madison Associates, a
                   New York Limited Partnership (incorporated by reference to Exhibit 10.20 of Registrant's
                   Form 10-K filed on December 29, 1995).



         EXHIBIT
         NUMBER                            DESCRIPTION
         ------                            -----------
         10.11     Option Agreement, dated as of December 23, 1996, among Clear Channel, Golden West Broadcasters
                   ("GWB"), and Gene Autry and Stanley B. Schneider, as co-trustees of the Autry Survivor's
                   Trust, with Exhibits (Schedules omitted) (incorporated by reference to Exhibit 2.5.14 to the
                   Registrant's Registration Statement on Form S-3, as amended (Reg. No. 333-14207)).

         10.12     Time Brokerage  Agreement,  dated as of December 23, 1996, between GWB and Clear Channel (Exhibits omitted)  (incorporated by reference to Exhibit 2.5.15 to the Registrant's  Registration Statement
                   on Form S-3, as amended (Reg. No. 333-14207)).

         10.13     Option  Agreement,  dated February 3, 1997, by and between  Tichenor Media System,  Inc. and Heart
                   Unlimited  Company  (incorporated  by reference to Exhibit 10.2 to Registrant's  Form 8-K filed on
                   May 14, 1997).

         10.14     Time  Brokerage  Agreement,  dated as of February 3, 1997, by and between  Tichenor  Media System,
                   Inc. and Heart Unlimited  Company  (incorporated by reference to Exhibit 10.1 to Registrant's Form
                   8-K filed on May 14, 1997).

         10.15     Registration Rights Agreement, dated February 14, 1997, by and among the Registrant,
                   McHenry T. Tichenor, Sr., McHenry T. Tichenor, Jr., Warren W. Tichenor, William E. Tichenor,
                   Jean T. Russell, McHenry T. Tichenor, Jr., as Custodian for David T. Tichenor, Alta Subordinated
                   Debt Partners III, L.P., Prime II Management, LP, PrimeComm, LP, Ricardo A. del
                   Castillo, Jeffrey Hinson and David D. Lykes (incorporated by reference to Exhibit 10.1 to the
                   Registrant's Form 8-K filed March 3, 1997).

         10.16     Employment Agreement, dated February 14, 1997, by and between the Registrant and McHenry T.
                   Tichenor, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed March
                   3, 1997).

         10.17     Stockholders Agreement, dated February 14, 1997, by and among the Registrant and each of the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to
                   Schedule 13D of McHenry T. Tichenor, Jr. filed February 14, 1997).

         10.18     Registration  Rights  Agreement,  dated  February 14, 1997, by and among the  Registrant and Clear
                   Channel Communications, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Form
                   8-K filed March 3, 1997).

         10.19     Credit Agreement among the Registrant and its subsidiaries, The Chase Manhattan Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits
                   (Schedules omitted) (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on May 14, 1997).

         10.20     Heftel Broadcasting Corporation Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on April 24, 1997 (Commission File No.
                   000-24516)).


        EXHIBIT
         NUMBER                                  DESCRIPTION
         ------                                  -----------
         10.21     Heftel Broadcasting Corporation Amended and Restated 1997 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Form S-8 filed on December 31, 1997).

         10.22     Asset Purchase Agreement, dated March 25, 1998, by and between HBC Houston, Inc., HBC Houston
                   License Corporation and SBI Holding Corporation (incorporated by reference to Exhibit 10.1 to
                   Registrant's Form 10-Q filed May 13, 1998).

         10.23     Assets Purchase Agreement, dated May 26, 1998, by and between Citicasters Co. and Heftel
                   Broadcasting Corporation, HBC San Diego, Inc. and HBC San Diego License Corporation (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q filed August 6, 1998).

         10.24     Asset Purchase Agreement, dated January 27, 1999, by and between New Century Arizona LLC, New
                   Century Arizona License Partnership and Heftel Broadcasting Corporation.

         10.25     Asset Purchase Agreement, dated March 1, 1999, by and between Radio Vision, Inc., George E. Tobin and Heftel Broadcasting Corporation.

         11        Statement Regarding Computations of Per Share Earnings.

         21        Subsidiaries of the Registrant

         23.1      Consent of KPMG LLP

         23.2      Consent of Ernst & Young LLP

         24        Power of Attorney (included on Signature Page)

         27        Financial Data Schedule

         Registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

    (1) Incorporated by reference to the identically numbered Exhibit to the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-78370).

(b)
         REPORTS ON FORM 8-K

             No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

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

              NAME                                           TITLE                                DATE
              ----                                           -----                                ----
   /s/ MCHENRY T. TICHENOR, JR.               President, Chief Executive Officer and Chairman   March 31, 1999
------------------------------------          of the Board of Directors
McHenry T. Tichenor, Jr.

   /s/ JEFFREY T. HINSON                      Senior Vice President, Chief Financial Officer    March 31, 1999
------------------------------------          and Treasurer
Jeffrey T. Hinson                             (Principal Financial Officer)

   /s/ DAVID P. GEROW                         Vice President and Controller                     March 31, 1999
------------------------------------          (Principal Accounting Officer)
David P. Gerow

   /s/ MCHENRY T. TICHENOR                    Director                                          March 31, 1999
------------------------------------
McHenry T. Tichenor

   /s/ ROBERT W. HUGHES                       Director                                          March 31, 1999
------------------------------------
Robert W. Hughes

   /s/ JAMES M. RAINES                        Director                                          March 31, 1999
------------------------------------
James M. Raines

   /s/ ERNESTO CRUZ                           Director                                          March 31, 1999
------------------------------------
Ernesto Cruz

                                       50