Form 10-Q
period 1999-03-31
HEFTEL BROADCASTING CORP
filed 1999-05-14
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
    [x]      Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                 For the quarterly period ended March 31, 1999

                                                        or

    [ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                 For the Transition period from          to

                                       Commission file number 0-24516


                         HEFTEL BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)



               Delaware                                   99-0113417
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

    3102 Oak Lawn Avenue, Suite 215
           Dallas, Texas                                    75219
(Address of principal executive offices)                  (Zip Code)

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

                        Yes [x]               No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                               Outstanding at May 14, 1999
-----                                               ---------------------------

Class A Common Stock, $.001 Par Value                        35,182,719
Class B Non-Voting Common Stock, $.001 Par Value             14,156,470

                         HEFTEL BROADCASTING CORPORATION

                                 March 31, 1999

                                      INDEX

PART I.      FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of March 31, 1999
             and December 31, 1998........................................... 2

             Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 1999 and 1998...................... 3

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1999 and 1998...................... 4

             Notes to Condensed Consolidated Financial Statements ........... 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................. 7

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk ....................................................... 10




PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 10

Item 6.  Exhibits and Reports on Form 8-K .................................. 10


                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         March 31,        December 31,
                                                                           1999              1998
                                                                       --------------    --------------
                                                   ASSETS
Current assets:
   Cash and cash equivalents                                           $  20,328,920     $  10,293,241
   Accounts receivable, net                                               29,276,300        34,309,106
   Prepaid expenses and other current assets                               1,266,235           456,843
                                                                       -------------     -------------
        Total current assets                                              50,871,455        45,059,190

Property and equipment, at cost, net                                      33,334,876        33,807,371

Intangible assets, net                                                   642,736,570       646,200,359

Deferred charges and other assets                                         21,097,438        21,622,079
                                                                       -------------     -------------
        Total assets                                                   $ 748,040,339     $ 746,688,999
                                                                       -------------     -------------
                                                                       -------------     -------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                               $  24,683,612     $  27,769,816
   Current portion of long-term obligations                                  122,059           121,052
                                                                       -------------     -------------
        Total current liabilities                                         24,805,671        27,890,868
                                                                       -------------     -------------

Long-term obligations, less current portion                                1,523,909         1,547,130
                                                                       -------------     -------------

Deferred income taxes                                                     95,380,353        94,630,353
                                                                       -------------     -------------

Stockholders' equity:
   Preferred Stock, cumulative, $.001 par value;
      authorized 5,000,000 shares; no shares issued or outstanding                 -                 -
   Class A Common Stock, $.001 par value; authorized
      100,000,000 shares; issued and outstanding
      35,182,719 at March 31, 1999 and 35,171,980 at
      December 31, 1998                                                       35,182            35,172
   Class B Common Stock, convertible, $.001 par value;
      authorized 50,000,000 shares; issued and outstanding
      14,156,470 shares                                                       14,156            14,156
   Additional paid-in capital                                            665,730,087       665,339,306
   Accumulated deficit                                                   (39,449,019)      (42,767,986)
                                                                       -------------     -------------
        Total stockholders' equity                                       626,330,406       622,620,648
                                                                       -------------     -------------
        Total liabilities and stockholders' equity                     $ 748,040,339     $ 746,688,999
                                                                       -------------     -------------
                                                                       -------------     -------------

           See notes to condensed consolidated financial statements.

                HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                   ------------------------------

                                                       1999             1998
                                                   ------------------------------
 Net revenues                                      $  37,709,139    $  31,347,088
 Operating expenses                                   24,051,015       20,136,524
 Depreciation and amortization                         6,229,693        4,338,556
                                                   -------------    -------------
 Operating income before corporate expenses            7,428,431        6,872,008
 Corporate expenses                                    1,663,141        1,186,734
                                                   -------------    -------------

 Operating income                                      5,765,290        5,685,274
 Interest income (expense), net                         (139,923)       1,678,162
                                                   -------------    -------------

 Income before income tax                              5,625,367        7,363,436
 Income tax                                            2,306,400        3,019,018
                                                   -------------    -------------

 Net income                                        $   3,318,967    $   4,344,418
                                                   -------------    -------------
                                                   -------------    -------------

 Net income per common share - basic
     and diluted                                   $        0.07    $        0.09
                                                   -------------    -------------
                                                   -------------    -------------

 Weighted average common shares outstanding:
     Basic                                            49,338,831       48,109,168
     Diluted                                          49,729,084       48,462,844

           See notes to condensed consolidated financial statements.

                HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            ------------------------------
                                                                                1999             1998
                                                                            -------------    -------------
Cash flows from operating activities:
     Net income                                                             $  3,318,967     $   4,344,418
     Adjustments to reconcile net income
         to net cash provided by operating activities:
         Provision for bad debts                                                 468,628           368,949
         Depreciation and amortization                                         6,229,693         4,338,556
         Deferred income taxes                                                   750,000           500,000
         Other                                                                    56,589           (16,694)
         Changes in operating assets and liabilities                             668,581         4,166,995
                                                                            ------------     -------------
              Net cash provided by operating activities                       11,492,458        13,702,224
                                                                            ------------     -------------

Cash flows from investing activities:
     Property and equipment acquisitions                                      (1,074,350)         (518,894)
     Dispositions of property and equipment                                       11,846           104,813
     Additions to intangible assets                                               (4,822)         (102,888)
     Increase in deferred charges and other assets                              (758,030)          (56,095)
     Acquisitions of radio stations                                                    -        (1,698,088)
                                                                            ------------     -------------
              Net cash used in investing activities                           (1,825,356)       (2,271,152)
                                                                            ------------     -------------

Cash flows from financing activities:
     Payments on long-term obligations                                           (22,214)      (12,170,457)
     Proceeds from stock issuances                                               390,791       205,662,235
                                                                            ------------     -------------
              Net cash provided by financing activities                          368,577       193,491,778
                                                                            ------------     -------------

Net increase in cash and cash equivalents                                     10,035,679       204,922,850
Cash and cash equivalents at beginning of period                              10,293,241         6,553,271
                                                                            ------------     -------------
Cash and cash equivalents at end of period                                  $ 20,328,920     $ 211,476,121
                                                                            ------------     -------------
                                                                            ------------     -------------

           See notes to condensed consolidated financial statements.

                HEFTEL BROADCASTING CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Heftel Broadcasting Corporation and subsidiaries (the
"Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

2.       ACQUISITIONS AND DISPOSITIONS

         1999 ACQUISITIONS

         On March 1, 1999, the Company entered into an asset purchase agreement to acquire the assets of KISF(FM), serving the Las Vegas market, for $20.3 million (the "KISF(FM) Acquisition"). The KISF(FM) Acquisition closed on April 30, 1999. The asset acquisition was financed with a borrowing from the Company's $300.0 million revolving credit facility (the "Credit Facility") and cash generated from operations. Immediately after closing, the station's programming was converted to a Spanish language format.

         On January 27, 1999, the Company entered into an asset purchase agreement to acquire the assets of KHOT(FM), serving the Phoenix market, for $18.3 million (the "KHOT(FM) Acquistion"). The KHOT(FM) Acquisition closed on April 5, 1999. The asset acquisition was made with cash generated from operations. Immediately after closing, the station's programming was converted to a Spanish language format. The Company is in the process of building out new studios and office space in Phoenix. The anticipated capital costs will approximate $0.5 million.

     PENDING TRANSACTIONS

         On April 14, 1999, the Company entered into a letter of intent with Z-Spanish Media Corporation ("Z"), the fourth largest Spanish radio operator in the United States, to purchase approximately 4.1% of Z's fully diluted shares of common stock for $6.0 million. The Company will also be granted an option to purchase additional shares of Z common stock that, if exercised, would increase the Company's ownership to approximately 10.1%. Z has the right, under certain conditions, to require the Company to purchase additional shares of Z common stock for approximately $4.8 million. Additionally, the Company has agreed to exchange the assets of KRTX(FM), a radio station serving Houston, Texas for the assets of KLNZ(FM), a radio station owned by Z serving Phoenix, Arizona. Consummation of the investment in Z common stock and the asset exchange is subject to a number of conditions, including approval by the FCC of the transfer of the FCC licenses. The Z common stock investment will be financed with a borrowing from the Credit Facility.

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

         Gene Autry died on October 2, 1998, and the Company exercised the KSCA Option. The closing is expected to occur during the third quarter of 1999. If the acquisition of KSCA(FM) closes on August 1, 1999, the purchase price for the KSCA(FM) assets will be approximately $117.4 million, and approximately $104.4 million ($117.4 million less $13.0 million in option payments credited against the purchase price) will be paid at closing. This transaction will be financed with a borrowing from the Credit Facility. Consummation of the purchase is subject to a number of conditions, including approval by the FCC of the transfer of the FCC licenses.

3.       LONG-TERM OBLIGATIONS

         The Company's ability to borrow under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. The Company has $300.0 million of credit available, and may elect under the terms of the Credit Facility to increase the facility by $150.0 million. Availability under the Credit Facility decreases quarterly commencing September 30, 1999 and ending December 31, 2004.

         As of March 31, 1999, the Company had no outstanding balance due on the Credit Facility. On January 29, 1998, the Company repaid the $12.0 million outstanding balance on the Credit Facility from the proceeds of the January 1998 secondary public stock offering (the "January 1998 Offering").

4.       STOCKHOLDERS' EQUITY

         On January 22, 1998, the Company completed the January 1998 Offering, selling 5,175,000 shares of Class A Common Stock at $39.75 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $205.1 million.

         The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1999              1998
                                                    ----------        ----------
Weighted average common shares                      49,338,831        48,109,168
Effect of dilutive securities:
   Stock options                                       383,604           347,546
   Employee Stock Purchase Plan                          6,649             6,130
                                                    ----------        ----------
Denominator for diluted earnings per
   share                                            49,729,084        48,462,844
                                                    ----------        ----------
                                                    ----------        ----------

5.       LONG-TERM INCENTIVE PLAN

         On May 21, 1997, the stockholders of the Company approved the Heftel Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan"). The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) five percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has granted incentive and non-qualified stock options for 1,408,934 shares of Class A Common Stock to directors and key employees. The exercise prices range from $16.44 to $48.88 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

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

         Another measure of operating performance is EBITDA. EBITDA consists of operating income or loss excluding depreciation and amortization.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31,1998

         The results of operations for the three months ended March 31, 1999 are not comparable to results of operations for the same period in 1998 primarily due to the start-up of radio stations WCAA(FM) in New York on May 22, 1998 (WPAT(AM) was exchanged for WCAA(FM)), KRTX(AM/FM) in Houston on May 29, 1998, and KLQV(FM) and KLNV(FM) in San Diego on August 10, 1998.

         Net revenues increased by $6.4 million or 20.4% to $37.7 million in the three months ended March 31, 1999 from $31.3 million in the same quarter of 1998. Net revenues increased for the three months ended March 31, 1999, compared to the same period in 1998 primarily because of revenue growth of same stations offset somewhat by the loss of revenues generated by WPAT(AM), which was exchanged in the WCAA(FM) transaction and a decrease in barter revenue.

         Operating expenses increased by $4.0 million, or 19.9% to $24.1 million for the three months ended March 31, 1999 from $20.1 million for the same period of 1998. Operating expenses increased primarily due to operating expenses of start-up stations offset somewhat by the elimination of operating expenses generated by WPAT(AM) which was exchanged in the WCAA(FM) transaction and a decrease in barter expense.

         Operating income before corporate expenses, depreciation and amortization ("broadcast cash flow")for the three months ended March 31, 1999 increased 22.3% to $13.7 million, compared to $11.2 million, for the three months ended March 31, 1998.

         Corporate expenses increased by $0.5 million, or 41.7% to $1.7 million for the three months ended March 31, 1999, compared to the same period of 1998. The increase was primarily due to higher staffing costs of the Company and the one-time expenses related to the resignation of an executive officer. EBITDA increased $2.0 million, or 20.0% to $12.0 million for the three months ended March 31, 1999, compared to the same period of 1998. Depreciation and amortization for the quarter ended March 31, 1999 increased 44.2% to $6.2 million compared to $4.3 million for the same period in 1998. The increase is due to radio station acquisitions and capital expenditures.

         Interest income, net of interest expense decreased from $1.7 million for the three months ended March 31, 1998 to $0.1 of interest expense, net of interest income for the three months ended March 31, 1999. The reduction of interest income was due to the proceeds of the January 1998 Offering being spent on the acquisition of radio stations WCAA(FM), KLTN(FM), KLQV(FM) and KLNV(FM) in 1998.

         Federal and state income taxes are being provided at an effective rate of 41.0% in 1999 and 41.5% in 1998. The decrease in the effective tax rate in 1999 is due to a decrease in the estimated effective state tax rate.

         For the three months ended March 31, 1999, the Company's net income totaled $3.3 million ($0.07 per common share) compared to $4.3 million ($0.09 per common share) in the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the three months ended March 31, 1999 was $11.5 million as compared to $13.7 million for the same period of 1998. Net cash used in investing activities was

$1.8 and $2.3 million for the three months ended March 31, 1999 and 1998, respectively. The $0.5 million decrease from 1998 to 1999 is due to $1.7 million spent in 1998 on radio station acquisitions offset by increases in 1999 for property and equipment acquisitions ($0.5 million) and deferred charges and other assets ($0.7 million). Net cash provided by financing activities was $0.4 and $193.5 million for the three months ended March 31, 1999 and 1998, respectively. The $193.1 million decrease from 1998 to 1999 is due to a $205.3 million decrease in proceeds from stock issuances offset by a $12.2 million decrease in payments on long-term obligations.

         Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $1.1 million and $0.5 million for the three months ended March 31, 1999 and 1998, respectively. The increase in capital expenditures was due primarily to the office space improvement costs for New York and the corporate office in Dallas as well as equipment purchased for HBC Radio Network.

         Available cash on hand plus cash flow provided by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund capital expenditures. The Company believes it will have sufficient cash on hand and cash provided by operations to finance its operations, satisfy its debt service requirements, and to fund capital expenditures. The Company regularly reviews potential acquisitions. The Company intends to finance acquisitions primarily through proceeds from additional borrowings under the Credit Facility, proceeds from securities offerings, and/or from cash provided by operations.

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

         All software used in the accounting system is in the process of being replaced. The key software components used in the accounting system are the general ledger and traffic system. The general ledger is used to record all transactional activity whereas the traffic system is used to record the airing of commercials, perform billing and maintain the accounts receivable detail. The new general ledger software has been implemented in thirteen of the fourteen locations in which the Company operates. The one remaining location will implement the new general ledger software by June 1, 1999. Ten of the thirteen radio station markets in which the Company operates have implemented the new traffic software. The three remaining radio station markets will implement the new traffic software at or around September 1999. The Company is in the process of reviewing the hardware used in its operations that might be affected by the Year 2000 problem. Hardware testing for Year 2000 compliance is anticipated to be completed by June 30, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not have significant market risk exposure since it does not have any outstanding variable rate debt or derivative financial and commodity instruments as of March 31, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


Exhibit No.                                Description of Exhibit
-----------                                ----------------------

  3.1    Second Amended and Restated Certificate of Incorporation of the Company dated
         February 14, 1997 (incorporated by reference to Exhibit 3.1 to the Company's
         Form 8-K filed March 3, 1997).

  3.2    Certificate of Amendment to the Second Amended and Restated Certificate of
         Incorporation of the Registrant dated June 4, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on November 11, 1998).

  3.3    Amended and Restated Bylaws of the Registrant (incorporated by reference to
         Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended
         Reg. No. 33-78370).




  4.1    Credit Agreement among the Registrant and its subsidiaries, The Chase Manhattan
         Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on March 3, 1997).

 10.1    Asset Purchase Agreement, dated April 28, 1999, by and among Golden West
         Broadcasters, Jacqueline Autry and Stanley B. Schneider, as co-trustees of the
         Autry Qualified Interest Trust, KTNQ/KLVE, Inc., HBC License Corporation and
         Heftel Broadcasting Corporation.

 10.2    Asset Purchase Agreement dated January 27, 1999, by and between New Century Arizona
         LLC, New Century Arizona License Partnership and the Company (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31,
         1998).

 10.3    Asset Purchase Agreement, dated March 1, 1999, by and between Radio Vision, Inc.,
         George E. Tobin and the Company (incorporated by reference to Exhibit 10.25 to the
         Company's Form 10-K for the year ended December 31, 1998).

   27    Financial Data Schedule

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Heftel Broadcasting Corporation
                                         --------------------------------------
                                                    (Registrant)


                                         /s/ Jeffrey T. Hinson
                                         ------------------------------------
                                         Jeffrey T. Hinson
                                         Senior Vice President/
                                         Chief Financial Officer

Dated:  May 14, 1999

                                Index To Exhibits
                                -----------------

    Exhibit No.                                       Description
    -----------                                       -----------

       3.1     Second Amended and Restated Certificate of Incorporation of the Company dated
               February 14, 1997 (incorporated by reference to Exhibit 3.1 to the Company's
               Form 8-K filed March 3, 1997).

       3.2     Certificate of Amendment to the Second Amended and Restated Certificate of
               Incorporation of the Registrant dated June 4, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on November 11, 1998).

       3.3     Amended and Restated Bylaws of the Registrant (incorporated by reference to
               Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended
               Reg. No. 33-78370).

       4.1     Credit Agreement among the Registrant and its subsidiaries, The Chase Manhattan
               Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on March 3, 1997).

      10.1     Asset Purchase Agreement, dated April 28, 1999, by and among Golden West
               Broadcasters, Jacqueline Autry and Stanley B. Schneider, as co-trustees of the
               Autry Qualified Interest Trust, KTNQ/KLVE, Inc., HBC License Corporation and
               Heftel Broadcasting Corporation.

      10.2     Asset Purchase Agreement dated January 27, 1999, by and between New Century Arizona
               LLC, New Century Arizona License Partnership and the Company (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31,
               1998).

      10.3     Asset Purchase Agreement, dated March 1, 1999, by and between Radio Vision, Inc.,
               George E. Tobin and the Company (incorporated by reference to Exhibit 10.25 to the
               Company's Form 10-K for the year ended December 31, 1998).

        27     Financial Data Schedule