Form 10-Q
period 1999-06-30
HISPANIC BROADCASTING CORP
filed 1999-08-12
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[x] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Transition period from         to

                         Commission file number 0-24516



                        HISPANIC BROADCASTING CORPORATION
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

                               Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                             OUTSTANDING AT AUGUST 12, 1999

Class A Common Stock, $.001 Par Value                     37,193,488
Class B Non-Voting Common Stock, $.001 Par Value          14,156,470

                        HISPANIC BROADCASTING CORPORATION

                                  JUNE 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of June 30, 1999
               and December 31, 1998................................................................. 2

               Condensed Consolidated Statements of Operations for the
               Three Months Ended June 30, 1999 and 1998 and the Six Months
               Ended June 30, 1999 and 1998.......................................................... 3

               Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1999 and 1998............................................... 4

               Notes to Condensed Consolidated Financial Statements ................................. 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...................................................................... 8

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk ............................................................................... 11




PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................... 12

Item 4.  Submission of Matters to a Vote of Security Holders......................................... 12

Item 6.  Exhibits and Reports on Form 8-K ........................................................... 12

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                       June 30,           December 31,
                                                                                         1999                 1998
                                                                                  --------------------  ------------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                    $     112,983,015    $      10,293,241
      Accounts receivable, net                                                            39,203,394           34,309,106
      Prepaid expenses and other current assets                                            1,260,874              456,843
                                                                                  --------------------  ------------------
         Total current assets                                                            153,447,283           45,059,190

Property and equipment, at cost, net                                                      36,714,446           36,005,235

Intangible assets, net                                                                   675,741,916          646,200,359

Deferred charges and other assets                                                         18,584,333           19,424,215
                                                                                  --------------------  ------------------
         Total assets                                                              $     884,487,978    $     746,688,999
                                                                                  --------------------  ------------------
                                                                                  --------------------  ------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                        $      28,874,239    $      27,769,816
      Current portion of long-term obligations                                               122,966              121,052
                                                                                  --------------------  ------------------
         Total current liabilities                                                        28,997,205           27,890,868
                                                                                  --------------------  ------------------

Long-term obligations, less current portion                                                1,480,617            1,547,130
                                                                                  --------------------  ------------------

Deferred income taxes                                                                     97,680,353           94,630,353
                                                                                  --------------------  ------------------

Stockholders' equity:
     Preferred Stock, cumulative, $.001 par value;
           authorized 5,000,000 shares; no shares issued or outstanding                            -                    -
     Class A Common Stock, $.001 par value; authorized
           100,000,000 shares; issued and outstanding
           37,182,719 at June 30, 1999 and 35,171,980 at
           December 31, 1998                                                                  37,182               35,172
     Class B Common Stock, convertible, $.001 par value; authorized 50,000,000 shares; issued and outstanding
           14,156,470 shares                                                                  14,156               14,156
      Additional paid-in capital                                                         785,751,410          665,339,306
      Accumulated deficit                                                                (29,472,945)         (42,767,986)
                                                                                  --------------------  ------------------
         Total stockholders' equity                                                      756,329,803          622,620,648
                                                                                  --------------------  ------------------
         Total liabilities and stockholders' equity                                $     884,487,978    $     746,688,999
                                                                                  --------------------  ------------------
                                                                                  --------------------  ------------------


     See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended                          Six Months Ended
                                                             June 30,                                  June 30,
                                                -----------------------------------       -----------------------------------

                                                      1999              1998                    1999             1998
                                                -----------------------------------       -----------------------------------
Net revenues                                      $  51,905,043      $ 44,392,528            $ 89,614,182     $ 75,739,616
Operating expenses                                   27,064,047        25,375,655              51,115,062       45,512,179
Depreciation and amortization                         6,496,842         5,152,097              12,726,535        9,490,653
                                                  -------------      ------------            ------------     ------------
Operating income before corporate
     expenses                                        18,344,154        13,864,776              25,772,585       20,736,784
Corporate expenses                                    1,562,856         1,575,905               3,225,997        2,762,639
                                                  -------------      ------------            ------------     ------------

Operating income                                     16,781,298        12,288,871              22,546,588       17,974,145
Interest income (expense), net                          127,302         1,113,313                 (12,621)       2,791,475
                                                  -------------      ------------            ------------     ------------
Income before income tax                             16,908,600        13,402,184              22,533,967       20,765,620
Income tax                                            6,932,526         5,598,714               9,238,926        8,617,732
                                                  -------------      ------------            ------------     ------------

Net income                                        $   9,976,074       $ 7,803,470            $ 13,295,041     $ 12,147,888
                                                  -------------      ------------            ------------     ------------
                                                  -------------      ------------            ------------     ------------

Net income per common share - basic
    and diluted                                   $        0.20       $      0.16            $       0.27     $       0.25
                                                  -------------      ------------            ------------     ------------
                                                  -------------      ------------            ------------     ------------
Weighted average common shares outstanding:
     Basic                                           49,844,684        49,316,967              49,591,758       48,713,068
     Diluted                                         50,488,658        49,617,324              50,108,871       49,040,084

     See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           JUNE 30,
                                                                           ---------------------------------------
                                                                                  1999                1998
                                                                           ------------------- -------------------
Cash flows from operating activities:
     Net income                                                               $   13,295,041      $   12,147,888
     Adjustments to reconcile net income
         to net cash provided by operating activities:
         Provision for bad debts                                                     737,834             598,963
         Depreciation and amortization                                            12,726,535           9,490,653
         Deferred income taxes                                                     3,050,000           2,900,000
         Other                                                                       114,441              (9,907)
         Changes in operating assets and liabilities                              (5,331,731)           (617,934)
                                                                              --------------      --------------
              Net cash provided by operating activities                           24,592,120          24,509,663
                                                                              --------------      --------------

Cash flows from investing activities:
     Property and equipment acquisitions                                          (3,899,311)         (1,887,647)
     Dispositions of property and equipment                                          905,212                   -
     Additions to intangible assets                                                  (10,328)           (107,047)
     Increase in deferred charges and other assets                                  (499,903)         (1,678,513)
     Acquisitions of radio stations                                              (38,747,531)       (170,954,029)
                                                                              --------------      --------------
              Net cash used in investing activities                              (42,251,861)       (174,627,236)
                                                                              --------------      --------------

Cash flows from financing activities:
     Borrowing on long-term obligations                                           20,000,000                   -
     Payments on long-term obligations                                           (20,064,599)        (12,289,318)
     Proceeds from stock issuances, net of costs                                 120,414,114         205,538,554
                                                                              --------------      --------------
              Net cash provided by financing activities                          120,349,515         193,249,236
                                                                              --------------      --------------
Net increase in cash and cash equivalents                                        102,689,774          43,131,663
Cash and cash equivalents at beginning of period                                  10,293,241           6,553,271
                                                                              --------------      --------------
Cash and cash equivalents at end of period                                    $  112,983,015      $   49,684,934
                                                                              --------------      --------------
                                                                              --------------      --------------


     See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Hispanic Broadcasting Corporation (formerly Heftel Broadcasting Corporation) and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME. SFAS 130 requires the reporting of comprehensive income in financial statements by all entities that provide a full set of financial statements. The Company's net income is the same as its comprehensive income for all periods presented and no additional disclosures are necessary.

2.   ACQUISITIONS AND DISPOSITIONS

     1999 ACQUISITIONS

     On January 27, 1999, the Company entered into an asset purchase agreement to acquire the assets of KHOT(FM), serving the Phoenix market, for $18.3 million (the "KHOT(FM) Acquisition"). The KHOT(FM) Acquisition closed on April 5, 1999. The asset acquisition was made with cash generated from operations. Immediately after closing, the station's programming was converted to a Spanish language format. The Company is in the process of building out new studios and office space in Phoenix. The anticipated capital costs will approximate $0.8 million.

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

     Pro forma results of operations for the three and six months ended
June 30, 1998, calculated as though the WCAA(FM) Acquisition had occurred at the beginning of 1998, is as follows (dollars in thousands, except per share data):

                                 Three Months Ended June 30,     Six Months Ended June 30,
                                 ---------------------------     -------------------------
                                 Historical   Pro forma          Historical    Pro forma
                                    1999        1998                1999         1998
                                    ----        ----                ----         ----

Net revenues                       $51,905      $44,954           $89,614      $77,020
Operating income                    16,781       11,794            22,547       17,623
Net income                           9,976        6,928            13,295       10,092
Net income per common share -
       basic and diluted              0.20         0.14              0.27         0.21


     PENDING TRANSACTIONS

     On July 6, 1999, the Company entered into an agreement to acquire from a nonaffiliated trust for $65.0 million, the FCC licenses and transmission equipment of a radio station broadcasting at 94.1 MHz, serving the Dallas/Fort Worth market (the "Dallas Acquisition"). The closing of this acquisition is expected to occur during the third or fourth quarter of 1999. The Company will launch a Spanish-language format on the 94.1 MHz frequency following the expected closing of the transaction. Consummation of the purchase is subject to a number of conditions, including approval by the FCC of the transfer of the FCC licenses. This transaction will be financed with proceeds of the June 1999 secondary public stock offering (the "June 1999 Offering") and a borrowing from the Credit Facility.

     To facilitate the Dallas Acquisition, the Company entered into a bridge loan agreement (the "Bridge Loan") with a nonaffiliated partnership. The Bridge Loan, in the amount of $57.0 million, closed on July 1, 1999. The partnership has contracted to sell the radio station broadcasting at 94.1 MHz to the aforementioned nonaffiliated trust. The Bridge Loan interest rate ranges from 7% to 8.5% and the principal and accrued interest are due on the earlier of the acquisition of the radio station by the trust or January 15, 2000. The Bridge Loan is collateralized by substantially all the assets of the partnership.

     On April 14, 1999, the Company entered into a letter of intent with Z-Spanish Media Corporation ("Z"), the fourth largest Spanish radio operator in the United States, to purchase approximately 4.1% of Z's fully diluted shares of common stock for $6.0 million. The Company will also be granted an option to purchase additional shares of Z common stock that, if exercised, would increase the Company's ownership to approximately 10.1%. Z has the right, under certain conditions, to require the Company to purchase additional shares of Z common stock for approximately $4.8 million. Additionally, the Company has agreed to exchange the assets of KRTX(FM), a radio station serving the Houston market for the assets of KLNZ(FM), a radio station owned by Z serving the Phoenix market. Consummation of the investment in Z common stock and the asset exchange is subject to a number of conditions, including approval by the FCC of the transfer of the FCC licenses. The Z common stock investment will be financed with proceeds of the June 1999 Offering and a borrowing from the Credit Facility.

     On January 2, 1997, the Company acquired an option to purchase all of the assets used in connection with the operation of KSCA(FM), a radio station serving the Los Angeles market (the "KSCA Option"), upon the death of Gene Autry, the indirect principal stockholder of the seller. In connection with the acquisition of the KSCA Option, the Company began providing programming to KSCA(FM) under a time brokerage agreement on February 5, 1997. Gene Autry died on October 2, 1998, and the Company exercised the KSCA Option. As of June 30, 1999, the Company has made a total of $13.0 million in payments under the terms of the option which will be credited against the purchase price of the assets. The purchase price for the KSCA(FM) assets is the greater of (a) $112.5 million, or (b) the sum of (i) $105.0 million, plus (ii) an amount equal to $13,699 per day during the term of the time brokerage agreement. The closing is expected to occur during the third quarter of 1999. If the acquisition of KSCA(FM) closes on September 1, 1999, the purchase price for the KSCA(FM) assets will be approximately $117.9 million, and approximately $104.9 million ($117.9 million less $13.0 million in option payments credited against the purchase price) will be paid at closing. The FCC approved the application to assign the license of KSCA(FM) to the Company on July 19, 1999. In the absence of a protest or FCC action on its own motion, the grant will become final (unappealable and unreviewable) on August 31, 1999. This transaction will be financed with proceeds of the June 1999 Offering and a borrowing from the Credit Facility.

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

     As of June 30, 1999, the Company had no outstanding balance due on the Credit Facility. On April 30, 1999, the Company borrowed $20.0 million on the Credit Facility and repaid the entire amount by June 30, 1999 from the proceeds of the June 1999 Offering. On January 29, 1998, the Company repaid the $12.0 million outstanding balance on the Credit Facility from the proceeds of the January 1998 Offering.

4.   STOCKHOLDERS' EQUITY

     On June 7, 1999, the Company completed the June 1999 Offering, selling 2,000,000 shares of Class A Common Stock at $60.03 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $120.0 million.

     On January 22, 1998, the Company completed the January 1998 Offering, selling 5,175,000 shares of Class A Common Stock at $39.75 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $205.1 million.

     The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:


                                               Three Months Ended June 30,             Six Months Ended June 30,
                                          --------------------------------------- -------------------------------------
                                                 1999                1998                1999              1998
                                          ------------------- ------------------- -------------------------------------
Denominator for basic earnings
     per share                                  49,844,684          49,316,967          49,591,758        48,713,068
Effect of dilutive securities:
     Stock options                                 633,205             288,874             508,404           318,210
     Employee Stock Purchase Plan                   10,769              11,483               8,709             8,806
                                                ----------          ----------          ----------        ----------
Denominator for diluted earnings
     per share                                  50,488,658          49,617,324          50,108,871        49,040,084
                                                ----------          ----------          ----------        ----------
                                                ----------          ----------          ----------        ----------

5.   LONG-TERM INCENTIVE PLAN

     On May 21, 1997, the stockholders of the Company approved the Hispanic Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan"). The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) five percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has granted incentive and non-qualified stock options for 1,399,434 shares of Class A Common Stock to directors and key employees. The exercise prices range from $16.44 to $48.88 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

     The results of operations for the three and six months ended June 30, 1999 are not comparable to results of operations for the same periods in 1998 primarily due to the start-up of radio stations WCAA(FM) in New York on May 22, 1998 (WPAT(AM) was exchanged for WCAA(FM)), KRTX(AM/FM) in Houston on May 29, 1998, KLQV(FM) and KLNV(FM) in San Diego on August 10,

1998, KHOT(FM) in Phoenix on April 5, 1999, and the start-up of HBC Radio Network (a radio network sales and programming division) on January 1, 1999.

     Net revenues increased by $7.5 million or 16.9% to $51.9 million for the three months ended June 30, 1999 from $44.4 million for the same period in 1998. Net revenues for the six months ended June 30, 1999 increased by $13.9 million, or 18.4% to $89.6 million, compared to $75.7 million for the same period in 1998. Net revenues increased for the three and six months ended June 30, 1999, compared to the same periods in 1998 primarily because of (a) revenue growth of same stations, offset somewhat by a decrease in barter revenues, and (b) revenues from start-up stations which were not operating for all or part of the three and six months ended June 30, 1998. Had the WCAA(FM) Acquisition occurred on January 1, 1998, net revenues, on a pro forma basis, for the three and six months ended June 30, 1999 would have increased 15.5% and 16.4%, respectively, compared to the same periods in 1998.

     Operating expenses increased by $1.7 million or 6.7% to $27.1 million for the three months ended June 30, 1999 from $25.4 million for the same period in 1998. Operating expenses for the six months ended June 30, 1999 increased by $5.6 million or 12.3% to $51.1 million, compared to $45.5 million for the same period in 1998. Operating expenses increased primarily due to operating expenses of start-up stations offset somewhat by decreases in barter expenses. As a percentage of net revenues, operating expenses decreased to 52.2% from 57.2% for the three months ended June 30, 1999 and 1998, respectively, and decreased to 57.0% from 60.1% for the six months ended June 30, 1999 and 1998, respectively. Had the WCAA(FM) Acquisition occurred on January 1, 1998, operating expenses, on a pro forma basis, for the three and six months ended June 30, 1999 would have increased 5.5% and 10.6%, respectively, compared to the same periods in 1998.

     Operating income before corporate expenses, depreciation and amortization ("broadcast cash flow") for the three and six months ended June 30, 1999 increased 30.5% and 27.5%, to $24.8 million and $38.5 million, respectively, compared to $19.0 million and $30.2 million, respectively, for the three and six months ended June 30, 1998. As a percentage of net revenues, broadcast cash flow increased to 47.8% from 42.8% for the three months ended June 30, 1999 and 1998, respectively, and increased to 43.0% from 39.9% for the six months ended June 30, 1999 and 1998, respectively. Had the WCAA(FM) Acquisition occurred on January 1, 1998, broadcast cash flow, on a pro forma basis, for the three and six months ended June 30, 1999 would have increased 28.7% and 25.0%, respectively, compared to the same periods in 1998.

     Corporate expenses of $1.6 million remained unchanged for the three months ended June 30, 1999, compared to the same period of 1998. Corporate expenses for the six months ended June 30, 1999, increased by $0.4 million, or 14.3%, to $3.2 million, compared to the same period of 1998. The increase was primarily due to higher staffing costs of the Company and the one-time expenses related to the resignation of an executive officer. As a percentage of net revenues, corporate expenses decreased to 3.1% from 3.6% for the three months ended June 30, 1999 and 1998, respectively, and decreased to 3.6% from 3.7% for the six months ended June 30, 1999 and 1998, respectively.

     EBITDA for the three and six months ended June 30, 1999 increased 33.9% and 28.4%, to $23.3 million and $35.3 million, respectively, compared to $17.4 million and $27.5 million, respectively, for the three and six months ended June 30, 1998. As a percentage of net revenues, EBITDA increased to 44.9% from 39.2% for the three months ended June 30, 1999 and 1998, respectively, and increased to 39.4% from 36.3% for the six months ended June 30, 1999 and 1998, respectively.

     Depreciation and amortization for the three months ended June 30, 1999 increased 25.0% to $6.5 million compared to $5.2 million for the same period in 1998. Depreciation and amortization for the six months ended June 30, 1999, increased 33.7% to $12.7 million compared to $9.5 million for the same period in 1998. The increase in both periods is due to radio station acquisitions and capital expenditures.

     Interest income, net of interest expense decreased to $0.1 million from $1.1 million for the three months ended June 30, 1999 and 1998, respectively. Interest income, net of interest expense decreased from $2.8 million for the six months ended June 30, 1998 to $0.01 million of interest expense, net of interest income for the six months ended June 30, 1999. Interest income declined in the three and six months ended June 30, 1999 compared to the same periods in 1998 because the Company utilized all of the proceeds from the January 1998 Offering to acquire radio stations and it incurred interest expense on the $20.0 million outstanding on the Credit Facility for May and June of 1999.

     Federal and state income taxes are being provided at an effective rate of 41.0% in 1999 and 41.5% in 1998. The decrease in the effective tax rate in 1999 is due to a decrease in the estimated effective state tax rate.

     For the three months ended June 30, 1999, the Company's net income totaled $10.0 million ($0.20 per common share) compared to $7.8 million ($0.16 per common share) in the same period in 1998. For the six months ended June 30, 1999, the Company's net income totaled $13.3 million compared to $12.1 million in the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended June 30, 1999 was $24.6 million as compared to $24.5 million for the same period in 1998. Net cash used in investing activities was $42.3 and $174.6 million for the six months ended June 30, 1999 and 1998, respectively. The $132.3 million decrease from 1998 to 1999 is due to $171.0 million spent during the first six months of 1998 on radio station acquisitions versus $38.7 million being spent during the comparable period of 1999. Net cash provided by financing activities was $120.3 and $193.2 million for the six months ended June 30, 1999 and 1998, respectively. The $72.9 million decrease from 1998 to 1999 is due to the proceeds of the January 1998 Offering being larger than those of the June 1999 Offering.

     Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $3.9 and $1.9 million for the six months ended June 30, 1999 and 1998, respectively. Approximately $1.6 million of the capital expenditures incurred during the six months ended June 30, 1999 related to radio signal upgrade projects for four different radio stations and the build-out of studios related to acquisitions made in New York, Phoenix and Las Vegas.

     Available cash on hand plus cash flow provided by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund capital expenditures. The Company believes it will have sufficient cash on hand and cash provided by operations to finance its operations, satisfy its debt service requirements, and to fund capital expenditures. The Company regularly reviews potential acquisitions. The Company intends to finance acquisitions primarily through proceeds from borrowings under the Credit Facility, proceeds from securities offerings, and/or from cash provided by operations.

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

     All software used in the accounting system is in the process of being replaced. The key software components used in the accounting system are the general ledger and traffic system. The general ledger is used to record all transactional activity whereas the traffic system is used to record the airing of commercials, perform billing and maintain the accounts receivable detail. The new Year 2000 compliant general ledger software has been implemented in all locations in which the Company operates. Twelve of the thirteen radio station markets in which the Company operates have implemented traffic software which is Year 2000 compliant. The one remaining radio station market will implement the new traffic software in November 1999. The Company has reviewed the hardware used in its operations that might be affected by the Year 2000 problem. Hardware which was not Year 2000 compliant has been replaced and is now Year 2000 compliant.

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

     The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. Unanticipated failures by critical customers, vendors and service providers, as well as the failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the Year 2000 project, its completion date, and the Company's financial position or results of operations. The Company has established a contingency plan in the event of the failure of its system and the systems of its significant customers, vendors and service providers, with regard to Year 2000 compliance. There is no assurance that such a contingency plan will be adequate to meet the Company's needs in the event of any disruption in the Company's operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not have significant market risk exposure since it does not have any outstanding variable rate debt or derivative financial and commodity instruments as of June 30, 1999 and cash and cash equivalents as of June 30, 1999 will be significantly reduced in the third quarter of 1999. The closing of the KSCA(FM) acquisition and the Z common stock purchase transactions in the third quarter of 1999 will be financed with cash and cash equivalents. A change of 10% in the interest rate earned on short-term investments would not have had a significant impact on the Company's historical financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held its Annual Meeting of Stockholders on June 3, 1999 in Dallas, Texas.

     (b) The stockholders of the Company voted to elect five members to the Board of Directors as follows:

DIRECTORS                             FOR             AGAINST               ABSTENTIONS
McHenry T. Tichenor, Jr.          29,299,007             8,684                   0
McHenry T. Tichenor, Sr.          29,305,341             2,350                   0
Robert W. Hughes                  29,305,307             2,384                   0
James M. Raines                   29,305,341             2,350                   0
Ernesto Cruz                      29,305,341             2,350                   0

     (c) The stockholders of the Company voted to amend the Company's Second Amended and Restated Certificate of Incorporation to change the name of the Company from "Heftel Broadcasting Corporation" to "Hispanic Broadcasting Corporation" as follows:

              FOR                 AGAINST             ABSTENTIONS

            29,295,441             7,394               4,856

     The stockholders of the Company also voted to ratify the appointment of KPMG LLP as independent auditors for the year ending December 31, 1999 as follows:

              FOR                 AGAINST             ABSTENTIONS

            29,182,639              418               124,634


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
   3.1       Second Amended and Restated Certificate of Incorporation of the
             Company dated February 14, 1997 (incorporated by reference to
             Exhibit 3.1 to the Company's Form 8-K filed March 3, 1997).

   3.2       Certificate of Amendment to the Second Amended and Restated
             Certificate of Incorporation of the Registrant dated June 4, 1998
             (incorporated by reference to Exhibit 3.1 to the Company's Form
             10-Q filed on November 11, 1998).

   3.3       Certificate of Amendment to the Second Amended and Restated
             Certificate of Incorporation of the Registrant dated June 3, 1999.

   3.4 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended Reg. No. 33-78370).

   4.1       Credit Agreement among the Registrant and its subsidiaries, The
             Chase Manhattan Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on March 3, 1997).

   10.1      Asset Exchange Agreement, dated April 14, 1999, by and between
             Glendale Broadcasting, Inc., KLNZ License Company, LLC, and Heftel
             Broadcasting Corporation.

   10.2 First Amendment to Asset Exchange Agreement, dated May 14, 1999, by and between Glendale Broadcasting, Inc., KLNZ License Company,
             LLC, and Heftel Broadcasting Corporation.

   10.3      Bridge Loan Agreement, dated May 21, 1999, by and between Sunburst
             Texas, LP, Heftel Broadcasting Texas, L.P., and Heftel Broadcasting
             Corporation.

   10.4      Asset Purchase Agreement, dated July 6, 1999, by and between SBT
             Communications Statutory Trust and HBC Broadcasting Texas, L.P.

   27        Financial Data Schedule.


(b)  Reports on Form 8-K

          The Company filed a report on Form 8-K dated April 20, 1999, disclosing the acquisition of radio station KHOT(FM).

          The Company filed a report on Form 8-K dated May 13, 1999, disclosing the acquisition of radio station KISF(FM).

          The Company filed a report on Form 8-K dated May 28, 1999, which contained the required consents of independent auditors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Hispanic Broadcasting Corporation
                                  ---------------------------------
                                            (Registrant)


                                  /s/ JEFFREY T. HINSON
                                  ----------------------------------
                                  Jeffrey T. Hinson
                                  Senior Vice President/
                                  Chief Financial Officer


Dated:   August 12, 1999

                                INDEX TO EXHIBITS

EXHIBIT NO.                             DESCRIPTION
   3.1       Second Amended and Restated Certificate of Incorporation of the
             Company dated February 14, 1997 (incorporated by reference to
             Exhibit 3.1 to the Company's Form 8-K filed March 3, 1997).

   3.2       Certificate of Amendment to the Second Amended and Restated
             Certificate of Incorporation of the Registrant dated June 4, 1998
             (incorporated by reference to Exhibit 3.1 to the Company's Form
             10-Q filed on November 11, 1998).

   3.3       Certificate of Amendment to the Second Amended and Restated
             Certificate of Incorporation of the Registrant dated June 3, 1999.

   3.4 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, as amended Reg. No. 33-78370).

   4.1       Credit Agreement among the Registrant and its subsidiaries, The
             Chase Manhattan Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on March 3, 1997).

   10.1      Asset Exchange Agreement, dated April 14, 1999, by and between
             Glendale Broadcasting, Inc., KLNZ License Company, LLC, and Heftel
             Broadcasting Corporation.

   10.2 First Amendment to Asset Exchange Agreement, dated May 14, 1999, by and between Glendale Broadcasting, Inc., KLNZ License Company,
             LLC, and Heftel Broadcasting Corporation.

   10.3      Bridge Loan Agreement, dated May 21, 1999, by and between Sunburst
             Texas, LP, Heftel Broadcasting Texas, L.P., and Heftel Broadcasting
             Corporation.

   10.4      Asset Purchase Agreement, dated July 6, 1999, by and between SBT
             Communications Statutory Trust and HBC Broadcasting Texas, L.P.

   27        Financial Data Schedule.