Form 10-Q
period 1999-09-30
HISPANIC BROADCASTING CORP
filed 1999-11-01
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

   (Mark One)

    [X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
                For the quarterly period ended September 30, 1999

                                       or

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

                     Yes [X]                No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Class                                                Outstanding at November 1, 1999
-----                                                -------------------------------
Class A Common Stock, $.001 Par Value                          37,193,488
Class B Non-Voting Common Stock, $.001 Par Value               14,156,470

                        HISPANIC BROADCASTING CORPORATION

                               SEPTEMBER 30, 1999

                                      INDEX

PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of September 30, 1999
                  and December 31, 1998................................................................. 2

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended September 30, 1999 and 1998 and the Nine Months
                  Ended September 30, 1999 and 1998..................................................... 3

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1999 and 1998......................................... 4

                  Notes to Condensed Consolidated Financial Statements ................................. 5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations .................................................................... 8

Item 3.       Quantitative and Qualitative Disclosures about
              Market Risk ............................................................................. 12

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................ 12

Item 6.       Exhibits and Reports on Form 8-K ........................................................ 12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                        September 30,        December 31,
                                                                                             1999                1998
                                                                                        -------------       -------------

                                     ASSETS
Current assets:
      Cash and cash equivalents                                                         $   8,625,078       $  10,293,241
      Accounts receivable, net                                                             39,811,641          34,309,106
      Prepaid expenses and other current assets                                             1,124,987             456,843
                                                                                        -------------       -------------
         Total current assets                                                              49,561,706          45,059,190

Property and equipment, at cost, net                                                       39,250,184          36,005,235

Intangible assets, net                                                                    853,085,182         646,200,359

Deferred charges and other assets                                                          11,033,252          19,424,215
                                                                                        -------------       -------------
         Total assets                                                                   $ 952,930,324       $ 746,688,999
                                                                                        -------------       -------------
                                                                                        -------------       -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses                                               $33,901,138         $27,769,816
      Current portion of long-term obligations                                                124,942             121,052
                                                                                        -------------       -------------
         Total current liabilities                                                         34,026,080          27,890,868
                                                                                        -------------       -------------

Long-term obligations, less current portion                                                52,435,505           1,547,130
                                                                                        -------------       -------------

Deferred income taxes                                                                      99,930,353          94,630,353
                                                                                        -------------       -------------

Stockholders' equity:
     Preferred Stock, cumulative, $.001 par value;
           authorized 5,000,000 shares; no shares issued or outstanding                             -                   -
     Class A Common Stock, $.001 par value; authorized
           100,000,000 shares; issued and outstanding
           37,193,488 at September 30, 1999 and 35,171,980 at
           December 31, 1998                                                                   37,193              35,172
     Class B Common Stock, convertible, $.001 par value;
           authorized 50,000,000 shares; issued and outstanding
           14,156,470 shares                                                                   14,156              14,156
      Additional paid-in capital                                                          786,114,683         665,339,306
      Accumulated deficit                                                                 (19,627,646)        (42,767,986)
                                                                                        -------------       -------------
         Total stockholders' equity                                                       766,538,386         622,620,648
                                                                                        -------------       -------------
         Total liabilities and stockholders' equity                                     $ 952,930,324       $ 746,688,999
                                                                                        -------------       -------------
                                                                                        -------------       -------------

      See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                            Three Months Ended                        Nine Months Ended
                                                                September 30,                            September 30,
                                                     -----------------------------            ------------------------------
                                                          1999             1998                    1999              1998
                                                     ------------     ------------            ------------      ------------
Net revenues                                         $ 52,370,206     $ 44,205,828            $141,984,388      $119,945,444
Operating expenses                                     27,607,829       25,204,547              78,722,891        70,716,726
Depreciation and amortization                           6,965,963        5,580,111              19,692,498        15,070,764
                                                     ------------     ------------            ------------      ------------
Operating income before corporate
     expenses                                          17,796,414       13,421,170              43,568,999        34,157,954
Corporate expenses                                      1,724,360        1,374,888               4,950,357         4,137,527
                                                     ------------     ------------            ------------      ------------

Operating income                                       16,072,054       12,046,282              38,618,642        30,020,427
Interest income, net                                      950,116           97,557                 937,495         2,889,032
                                                     ------------     ------------            ------------      ------------

Income before income tax                               17,022,170       12,143,839              39,556,137        32,909,459
Income tax                                              7,176,871        5,039,693              16,415,797        13,657,425
                                                     ------------     ------------            ------------      ------------

Net income                                           $  9,845,299     $  7,104,146            $ 23,140,340      $ 19,252,034
                                                     ------------     ------------            ------------      ------------
                                                     ------------     ------------            ------------      ------------

Net income per common share - basic
    and diluted                                      $       0.19     $       0.14            $       0.46      $       0.39
                                                     ------------     ------------            ------------      ------------
                                                     ------------     ------------            ------------      ------------

Weighted average common shares
     outstanding:
     Basic                                             51,349,841       49,328,450              50,177,785        48,918,195
     Diluted                                           52,158,080       49,611,164              50,791,941        49,230,444

     See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                ---------------------------------

                                                                                      1999               1998
                                                                               --------------      --------------
Cash flows from operating activities:
     Net income                                                                $   23,140,340      $   19,252,034
     Adjustments to reconcile net income
         to net cash provided by operating activities:
         Provision for bad debts                                                      987,063             831,794
         Depreciation and amortization                                             19,692,498          15,070,764
         Deferred income taxes                                                      5,300,000           5,400,000
         Other                                                                        141,799             (62,004)
         Changes in operating assets and liabilities                               (1,032,909)            806,442
                                                                               --------------      --------------
              Net cash provided by operating activities                            48,228,791          41,299,030
                                                                               --------------      --------------

Cash flows from investing activities:
     Property and equipment acquisitions                                           (7,325,118)         (2,780,110)
     Dispositions of property and equipment                                           919,612                   -
     Additions to intangible assets                                                  (127,090)                  -
     Increase in deferred charges and other assets                                 (6,165,357)         (1,909,352)
     Acquisitions of radio stations                                              (208,868,664)       (236,563,901)
                                                                               --------------      --------------
              Net cash used in investing activities                              (221,566,617)       (241,253,363)
                                                                               --------------      --------------

Cash flows from financing activities:
     Borrowings on long-term obligations                                           71,000,000          18,000,000
     Payments on long-term obligations                                            (20,107,735)        (17,476,345)
     Proceeds from stock issuances, net of costs                                  120,777,398         205,975,368
                                                                               --------------      --------------
              Net cash provided by financing activities                           171,669,663         206,499,023
                                                                               --------------      --------------

Net increase (decrease) in cash and cash equivalents                               (1,668,163)          6,544,690
Cash and cash equivalents at beginning of period                                   10,293,241           6,553,271
                                                                               --------------      --------------
Cash and cash equivalents at end of period                                     $    8,625,078      $   13,097,961
                                                                               --------------      --------------
                                                                               --------------      --------------

     See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Hispanic Broadcasting Corporation (formerly Heftel Broadcasting Corporation) and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

2.   ACQUISITIONS AND DISPOSITIONS

     1999 ACQUISITIONS

         On January 27, 1999, the Company entered into an asset purchase agreement to acquire for $18.3 million the assets of KHOT(FM), serving the Phoenix market (the "KHOT(FM) Acquisition"). The KHOT(FM) Acquisition closed on April 5, 1999. The asset acquisition was made with cash generated from operations. Immediately after closing, the station's programming was converted to a Spanish-language format. The Company is in the process of building out new studios and office space in Phoenix. The anticipated capital costs will approximate $0.8 million.

         On March 1, 1999, the Company entered into an asset purchase agreement to acquire for $20.3 million the assets of KISF(FM), serving the Las Vegas market (the "KISF(FM) Acquisition"). The KISF(FM) Acquisition closed on April 30, 1999. The asset acquisition was financed with a $20.0 million borrowing from the Company's $297.0 million revolving credit facility (the "Credit Facility") and $0.3 million cash generated from operations. Immediately after closing, the station's programming was converted to a Spanish-language format.

         On January 2, 1997, the Company acquired an option to purchase all of the assets used in connection with the operation of KSCA(FM), a radio station serving the Los Angeles market (the "KSCA Option"). In connection with the acquisition of the KSCA Option, the Company began providing Spanish-language programming to KSCA(FM) under a time brokerage agreement on February 5, 1997. The Company exercised the KSCA Option and on September 17, 1999, the Company acquired the assets of KSCA(FM) for $118.1 million. The Company previously paid $13.0 million to acquire and renew the option to purchase the assets of KSCA(FM) and such payments were subtracted from the purchase price at closing. To fund the acquisition, the Company borrowed $38.0 million from the Credit Facility and used $67.1 million of cash. The cash was generated from operating activities and proceeds of the June 1999 secondary public stock offering (the "June 1999 Offering").

         On July 6, 1999, the Company entered into an agreement to acquire from a nonaffiliated trust for $65.0 million, the FCC licenses and transmission equipment of a radio station broadcasting at 94.1 MHz, serving the Dallas/Fort Worth market (the "Dallas Acquisition"). The Dallas Acquisition closed September 24, 1999. To fund the acquisition, the Company borrowed $8.0 million from the Credit Facility and used $57.0 million of cash. The cash was generated from operating activities and proceeds of the June 1999 Offering.

         With the Dallas Acquisition, the Company assumed a time brokerage agreement whereby an unaffiliated party (the "Broker") provides the programming to the radio station broadcasting at 94.1 MHz until the earlier of December 31, 1999 or the seventh day after the Broker notifies the Company in writing of its desire to terminate the agreement. The time brokerage payments range from $12,947 to $15,618 per day. Immediately after the time brokerage agreement terminates, the station's programming will be converted to a Spanish-language format.

         To facilitate the Dallas Acquisition, the Company entered into a bridge loan agreement (the "Bridge Loan") with a nonaffiliated partnership. The Bridge Loan, in the amount of $57.0 million, was made on July 1, 1999. The partnership sold the radio station broadcasting at 94.1 MHz to the aforementioned nonaffiliated trust. The Bridge Loan interest rate was 7.0% and the principal and accrued interest matured on September 22, 1999.

     1998 ACQUISITIONS

         On December 1, 1997, the Company entered into an asset exchange agreement to exchange WPAT(AM), serving the New York City market, and $115.5 million in cash for the assets of WCAA(FM) (formerly WNWK(FM)), serving the New York City market (the "WCAA(FM) Acquisition"). The asset exchange was financed with a portion of the proceeds from the January 1998 secondary public stock offering (the "January 1998 Offering"). The WCAA(FM) Acquisition closed on May 22, 1998. Immediately after closing, the station's programming was converted to a Spanish-language format.

         On March 25, 1998, the Company entered into an asset purchase agreement to acquire for $54.0 million, the assets of KLTN(FM) (formerly KKPN(FM)), serving the Houston market (the "KLTN(FM) Acquisition"). The asset acquisition was financed with a portion of the proceeds from the January 1998 Offering. The KLTN(FM) Acquisition closed on May 29, 1998. Immediately after closing, the station's programming was converted to a Spanish-language format.

         The Company entered into an asset purchase agreement on May 26, 1998, to acquire for $65.2 million, the assets of KLQV(FM) and KLNV(FM) (formerly KJOY(FM) and KKLQ(FM)) serving the San Diego market (the "San Diego Acquisition"). The asset acquisition was financed with a portion of the proceeds from the January 1998 Offering, an additional $18.0 million borrowing under the Company's Credit Facility and cash generated from operations. The San Diego Acquisition closed on August 10, 1998. Immediately after closing, the programming of the stations was converted to two Spanish-language formats.

         Pro forma results of operations for the nine months ended September 30, 1998, calculated as though the WCAA(FM) Acquisition had occurred at the beginning of 1998, is as follows (dollars in thousands, except per share data):


                                                      Nine Months Ended September 30,
                                               ------------------------------------------
                                                   Historical                Pro forma
                                                      1999                     1998
                                               ------------------       -----------------
Net revenues                                     $  141,984               $  121,226
Operating income                                     38,619                   29,477
Net income                                           23,140                   17,100
Net income per common share:
       Basic                                           0.46                     0.35
       Diluted                                         0.46                     0.34

     PENDING TRANSACTIONS

         On April 14, 1999, the Company entered into an agreement with Z-Spanish Media Corporation ("Z"), to exchange the assets of KRTX(FM), a radio station serving the Houston market, for the assets of KLNZ(FM), a radio station owned by Z serving the Phoenix market. Although the asset exchange has received all necessary governmental consents, the transaction has not closed. Pursuant to the terms of the asset exchange agreement, the Company has instituted arbitration proceedings seeking, among other relief, specific performance to compel the closing of the transaction.

         On October 15, 1999, the Company entered into an asset purchase agreement to acquire for $75.0 million the assets of KACE(FM) and KRTO(FM), serving the Los Angeles market. The closing of this acquisition is expected to occur during the fourth quarter of 1999. Immediately after closing, the stations' programming will be converted to a single Spanish-language format. Consummation of the purchase is subject to a number of conditions, including approval by the FCC of the transfer of the FCC licenses. This transaction will be financed with a borrowing from the Credit Facility.

3.   LONG-TERM OBLIGATIONS

         The Company's ability to borrow under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. As of September 30, 1999, the Company has $246.0 million of credit available, and may elect under the terms of the Credit Facility to increase the facility by $150.0 million. Availability under the Credit Facility decreases quarterly commencing September 30, 1999 and ending December 31, 2004.

         As of September 30, 1999, the Company had a $51.0 million outstanding balance due on the Credit Facility. On April 30, 1999, the Company borrowed $20.0 million on the Credit Facility and repaid the entire amount by June 30, 1999 from the proceeds of the June 1999 Offering. In September 1999, the Company borrowed $51.0 million on the Credit Facility.

         On January 29, 1998, the Company repaid the $12.0 million outstanding balance on the Credit Facility from the proceeds of the January 1998 Offering. In the quarter ended September 30, 1998, the Company borrowed $18.0 million on the Credit Facility and repaid $5.0 million.

4.   STOCKHOLDERS' EQUITY

         On June 7, 1999, the Company completed the June 1999 Offering, selling 2,000,000 shares of Class A Common Stock at $60.03 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $119.9 million.

         On January 22, 1998, the Company completed the January 1998 Offering, selling 5,175,000 shares of Class A Common Stock at $39.75 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $205.1 million.

         The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:


                                                   Three Months Ended September 30,         Nine Months Ended September 30,
                                                  ---------------------------------         -------------------------------
                                                     1999                  1998                 1999                1998
                                                  ----------            ----------           ----------          ----------
Denominator for basic earnings
     per share                                    51,349,841            49,328,450           50,177,785          48,918,195
Effect of dilutive securities:
     Stock options                                   804,794               275,891              607,201             304,104
     Employee Stock Purchase Plan                      3,445                 6,823                6,955               8,145
                                                  ----------            ----------           ----------          ----------
Denominator for diluted earnings
     per share                                    52,158,080            49,611,164           50,791,941          49,230,444
                                                  ----------            ----------           ----------          ----------
                                                  ----------            ----------           ----------          ----------

5.   LONG-TERM INCENTIVE PLAN

         On May 21, 1997, the stockholders of the Company approved the Hispanic Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan"). The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) five percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has granted incentive and non-qualified stock options for 1,413,184 shares of Class A Common Stock to directors and key employees. The exercise prices range from $16.44 to $76.00 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         The results of operations for the three and nine months ended September 30, 1999 are not comparable to results of operations for the same periods in 1998 primarily due to the start-up of radio stations WCAA(FM) in New York on May 22, 1998 (WPAT(AM) was exchanged for WCAA(FM)), KRTX(AM/FM) in Houston on May 29, 1998, KLQV(FM) and KLNV(FM) in San Diego on August 10, 1998, KHOT(FM) in Phoenix on April 5, 1999, and the start-up of HBC Radio Network (a radio network sales and programming division) on January 1, 1999.

         Net revenues increased by $8.2 million or 18.6% to $52.4 million for the three months ended September 30, 1999 from $44.2 million for the same period in 1998. Net revenues for the nine months ended September 30, 1999 increased by $22.1 million, or 18.4% to $142.0 million, compared to $119.9 million for the same period in 1998. Net revenues increased for the three and nine months ended September 30, 1999, compared to the same periods in 1998 primarily because of (a) revenue growth of same stations, and (b) revenues from start-up stations which were not operating for all or part of the three and nine months ended September 30, 1998. Had the WCAA(FM) Acquisition occurred on January 1, 1998, net revenues, on a pro forma basis, for the nine months ended September 30, 1999 would have increased 17.1% compared to the same period in 1998.

         Operating expenses increased by $2.4 million or 9.5% to $27.6 million for the three months ended September 30, 1999 from $25.2 million for the same period in 1998. Operating expenses for the nine months ended September 30, 1999 increased by $8.0 million or 11.3% to $78.7 million, compared to $70.7 million for the same period in 1998. Operating expenses increased primarily due to operating expenses of start-up stations. As a percentage of net revenues, operating expenses decreased to 52.7% from 57.0% for the three months ended September 30, 1999 and 1998, respectively, and decreased to 55.4% from 59.0% for the nine months ended September 30, 1999 and 1998, respectively. Had the WCAA(FM) Acquisition occurred on January 1, 1998, operating expenses, on a pro forma basis, for the nine months ended September 30, 1999 would have increased 10.2% compared to the same period in 1998.

         Operating income before corporate expenses, depreciation and amortization ("broadcast cash flow") for the three and nine months ended September 30, 1999 increased 30.5% and 28.7%, to $24.8 million and $63.3 million, respectively, compared to $19.0 million and $49.2 million, respectively, for the three and nine months ended September 30, 1998. As a percentage of net revenues, broadcast cash flow increased to 47.3% from 43.0% for the three months ended September 30, 1999 and 1998, respectively, and increased to

44.6% from 41.0% for the nine months ended September 30, 1999 and 1998, respectively. Had the WCAA(FM) Acquisition occurred on January 1, 1998, broadcast cash flow, on a pro forma basis, for the nine months ended September 30, 1999 would have increased 27.0% compared to the same period in 1998.

         Corporate expenses increased by $0.4 million or 28.6% to $1.8 million for the three months ended September 30, 1999 from $1.4 million for the same period in 1998. Corporate expenses for the nine months ended September 30, 1999 increased by $0.9 million, or 22.0%, to $5.0 million, compared to $4.1 million for the same period of 1998. The increase was primarily due to higher staffing costs of the Company and the one-time expenses related to the resignation of an executive officer in the first quarter of 1999. As a percentage of net revenues, corporate expenses increased to 3.4% from 3.2% for the three months ended September 30, 1999 and 1998, respectively, and increased to 3.5% from 3.4% for the nine months ended September 30, 1999 and 1998, respectively.

         EBITDA for the three and nine months ended September 30, 1999 increased 30.7% and 29.3%, to $23.0 million and $58.3 million, respectively, compared to $17.6 million and $45.1 million, respectively, for the three and nine months ended September 30, 1998. As a percentage of net revenues, EBITDA increased to 43.9% from 39.8% for the three months ended September 30, 1999 and 1998, respectively, and increased to 41.1% from 37.6% for the nine months ended September 30, 1999 and 1998, respectively.

         Depreciation and amortization for the three months ended September 30, 1999 increased 25.0% to $7.0 million compared to $5.6 million for the same period in 1998. Depreciation and amortization for the nine months ended September 30, 1999 increased 30.5% to $19.7 million compared to $15.1 million for the same period in 1998. The increases in both periods are due to radio station acquisitions and capital expenditures.

         Interest income, net increased to $1.0 million from $0.1 million for the three months ended September 30, 1999 and 1998, respectively. Interest income, net decreased to $0.9 million from $2.9 million for the nine months ended September 30, 1999 and 1998, respectively. The increase for the three months ended September 30, 1999 compared to the same period in 1998 was because in 1999 the unspent proceeds of the June 1999 Offering were invested most of the quarter, whereas in 1998 the unspent proceeds of the January 1998 Offering were spent in early August. The decrease for the nine months ended September 30, 1999 compared to the same period in 1998 was because the proceeds from the June 1999 Offering were smaller in amount and were received later in the year in comparison to the proceeds of the January 1998 Offering.

         Federal and state income taxes are being provided at an effective rate of 41.5% in 1999 and 1998.

         For the three months ended September 30, 1999, the Company's net income totaled $9.8 million ($0.19 per common share) compared to $7.1 million ($0.14 per common share) in the same period in 1998. For the nine months ended September 30, 1999, the Company's net income totaled $23.1 million compared to $19.2 million in the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the nine months ended September 30, 1999 was $48.2 million as compared to $41.3 million for the same period in 1998. Net cash used in investing activities was $221.6 and $241.3 million for the nine months ended September 30, 1999 and 1998, respectively. The $19.7 million decrease from 1998 to 1999 is mostly due to $27.7 million more spent during the first nine months of 1998 on radio station acquisitions than the comparable period of 1999 offset somewhat by a $4.5 million increase in 1999 in property and equipment acquisitions. Net cash provided by financing activities was $171.7 and $206.5 million for the nine months ended September 30, 1999 and 1998, respectively. The $34.8 million decrease from 1998 to 1999 is due to the proceeds of the January 1998 Offering being larger than those of the June 1999 Offering offset somewhat by the increased borrowing in 1999 against the Credit Facility versus the amount borrowed in the comparable period in 1998.

         Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $7.3 and $2.8 million for the nine months ended September 30, 1999 and 1998, respectively. Approximately $4.1 million of the capital expenditures incurred during the nine months ended September 30, 1999 related to radio signal upgrade projects for four different radio stations and the build-out of studios related to acquisitions made in New York, Phoenix and Los Angeles.

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

         All software used in the accounting system has been replaced. The key software components used in the accounting system are the general ledger and traffic system. The general ledger is used to record all transactional activity whereas the traffic system is used to record the airing of commercials, perform billing and maintain the accounts receivable detail. The new Year 2000 compliant general ledger software has been implemented in all locations in which the Company operates. All locations in which the Company operates have implemented traffic software which is Year 2000 compliant. The Company has reviewed the hardware used in its operations that might be affected by the Year 2000 problem. Hardware which was not Year 2000 compliant has been replaced and is now Year 2000 compliant.

         The Company decided, after the merger with Tichenor Media System, Inc. in February 1997, to change its general ledger and traffic system software so all locations would be on the same system. The replacement of the general ledger and traffic system software was not accelerated due to Year 2000 issues.

         Inquiries of the Company's top twenty customers regarding Year 2000 compliance have been made during 1999. The customer responses which have been received by the Company indicate they are Year 2000 compliant.

         The Company does not believe the costs related to the Year 2000 compliance project have been and will be material to its financial position or results of operations. Unanticipated failures by critical customers, vendors and service providers, as well as the failure by the Company to have adequately executed its own remediation efforts, could have a material adverse effect on the cost of the Year 2000 project, its completion date, and the Company's financial position or results of operations. The Company has established a contingency plan in the event of the failure of its system and the systems of its significant customers, vendors and service providers, with regard to Year 2000 compliance. There is no assurance that such a contingency plan will be adequate to meet the Company's needs in the event of any disruption in the Company's operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is subject to interest rate risk on both the interest earned on cash and cash equivalents and interest paid on borrowings under the Credit Facility. A change of 10% in the interest rate earned on short-term investments and interest paid under the Credit Facility would not have had a significant impact on the Company's historical financial statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    Exhibit No.                           Description
    -----------                           -----------

       3.1 Second Amended and Restated Certificate of Incorporation of the Company dated February 14, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 3, 1997).

       3.2 Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant dated June 4, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on November 11, 1998).

       3.3 Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant dated June 3, 1999 (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q filed on August 12, 1999).

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

    Exhibit No.                           Description
    -----------                           -----------


       10.1 Assignment and Assumption dated September 24, 1999, by and between SBT Communications 10.1 Statutory Trust, HBC License Corporation and HBC Broadcasting Texas, L.P.

       10.2 Time Brokerage Agreement dated September 22, 1999, by and between SBT Communications 10.2 Statutory Trust and Sunburst Dallas, LP.

       10.3 Asset Purchase Agreement dated October 15, 1999, by and between Cox Radio, Inc. and Hispanic Broadcasting Corporation.

       27           Financial Data Schedule.

     (b) Reports on Form 8-K

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

Dated:   November 1, 1999

                                INDEX TO EXHIBITS

    Exhibit No.                           Description
    -----------                           -----------

       3.1 Second Amended and Restated Certificate of Incorporation of the Company dated February 14, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 3, 1997).

       3.2          Certificate of Amendment to the Second Amended and
                    Restated Certificate of Incorporation of the Registrant dated June 4, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on November 11, 1998).

       3.3 Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant dated June 3, 1999 (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q filed on August 12, 1999).

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

       10.1 Assignment and Assumption dated September 24, 1999, by and between SBT Communications 10.1 Statutory Trust, HBC License Corporation and HBC Broadcasting Texas, L.P.

       10.2 Time Brokerage Agreement dated September 22, 1999, by and between SBT Communications 10.2 Statutory Trust and Sunburst Dallas, LP.

       10.3 Asset Purchase Agreement dated October 15, 1999, by and between Cox Radio, Inc. and Hispanic Broadcasting Corporation.

       27           Financial Data Schedule.