Form 10-K
period 1999-12-31
HISPANIC BROADCASTING CORP
filed 2000-03-30
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999, or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

On March 13, 2000, the aggregate market price of the Class A Common Stock held by non-affiliates of the Company was approximately $2,787.8 million. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On March 13, 2000, there were 40,251,462 outstanding shares of Class A Common Stock, $.001 par value per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting, expected to be filed within 120 days from the Company's fiscal year-end, are incorporated by reference into Part III.

                        HISPANIC BROADCASTING CORPORATION
                               INDEX TO FORM 10-K

                                                                                                      Page
                                                                                                    Number
PART I.

Item 1.    Business................................................................................... 3

Item 2.    Properties................................................................................. 16

Item 3.    Legal Proceedings.......................................................................... 17

Item 4.    Submission of Matters to a Vote of Security Holders........................................ 17

PART II.

Item 5.    Market for Registrant's Class A Common Stock and Related Stockholder Matters............... 18

Item 6.    Selected Financial Data.................................................................... 19

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................................ 20

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk ................................ 25

Item 8.    Financial Statements and Supplementary Data ............................................... 26

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................................................ 45

PART III.

Item 10.   Directors and Executive Officers of the Registrant......................................... 46

Item 11.   Executive Compensation..................................................................... 46

Item 12.   Security Ownership of Certain Beneficial Owners and Management............................. 46

Item 13.   Certain Relationships and Related Transactions............................................. 46

PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................... 47


                                     PART I.

ITEM 1.  BUSINESS

GENERAL

         Hispanic Broadcasting Corporation (the "Company") is the largest Spanish-language radio broadcasting company in the United States and currently owns and programs 45 radio stations in 13 markets. Our stations are located in 12 of the 15 largest Hispanic markets in the United States, including Los Angeles, New York, Miami, San Francisco/San Jose, Chicago, Houston, San Antonio, Dallas/Fort Worth, McAllen/Brownsville/Harlingen, San Diego, Phoenix and El Paso. In addition, we also operate the HBC Radio Network, which is one of the largest Spanish-language radio broadcast networks in the United States in terms of audience delivery.

         Our strategy is to own and program top performing Spanish-language radio stations, principally in the 15 largest Spanish-language radio markets in the United States. Based on the results of the Fall Arbitron Ratings Book, we operated the leading Spanish-language radio station in the adult 25-54 age group, as measured by audience share, in 10 of the 13 markets where we operated during the fall rating period. Our current strategy is to acquire or develop additional Spanish-language radio stations in the leading Hispanic markets.

         We frequently evaluate strategic opportunities, both within and outside our existing line of business, that closely relate to serving the Hispanic market, including opportunities outside of the United States. We expect to pursue additional acquisitions from time to time and may decide to dispose of certain businesses. Such acquisitions or dispositions could be material.

         The following table sets forth certain information regarding the radio stations that we owned and programmed as of December 31, 1999:

                                                           No. of Stations
Ranking of Market by                                      -----------------
Hispanic Population (a)           Market                    AM         FM
-----------------------  -----------------------------    ------     ------
        1                Los Angeles                         1          2(b)
        2                New York                            1          1
        3                Miami                               2          2
        4                San Francisco/San Jose              0          2
        5                Chicago                             2          1
        6                Houston                             2          5(c)
        7                San Antonio                         2          2
        8                Dallas/Fort Worth                   2          5
        9                McAllen/Brownsville/Harlingen       1          2
        10               San Diego                           0          2
        11               Phoenix                             0          1(c)
        13               El Paso                             2          1
        26               Las Vegas                           1          1
                                                          ------     ------
                              Total                         16         27
                                                          ======     ======


(a) Ranking of the principal radio market served by the Company's station(s) among all U.S. radio markets by Hispanic population as reported by Strategy Research Corporation - 2000 U.S. HISPANIC MARKET STUDY.

(b) This table does not include the acquisition of radio stations KRCD(FM) and KRCV(FM) (formerly KACE(FM) and KRTO(FM)) since they were acquired subsequent to December 31, 1999.

(c) Does not reflect our agreement to exchange the assets of KRTX(FM), serving Houston, for the assets of KLNZ(FM), owned by Z-Spanish Media Corporation serving Phoenix, pursuant to our agreement with Z-Spanish, which is now in arbitration.

         The Company believes Spanish-language radio broadcasting has significant growth potential for the following reasons:

- THE U.S. HISPANIC POPULATION IS GROWING RAPIDLY. The U.S. Hispanic population is expected to grow from an estimated 27.3 million (approximately 10.4% of the total United States population) at the end of 1995 to an estimated 31.4 million (approximately 11.4% of the total United States population) by the year 2000. These estimates imply a growth rate of approximately three times the expected growth rate for the total United States population during the same period.

- THE U.S. HISPANIC POPULATION IS CONCENTRATED IN 15 MARKETS. Approximately 69.8%, or approximately 23.7 million, of all U.S. Hispanics live in these markets. The U.S. Hispanic population in the top fifteen markets, as a percentage of the total population in such markets, has increased from approximately 17.0% in 1980 to approximately 27.3% in 2000. The percentage concentration of Hispanics in the top fifteen markets is more than twice the percentage of Hispanics in the U.S. as a whole. Since 1980, the Hispanic population growth has represented approximately 52.2% of the total population growth in the top fifteen Hispanic markets.

- U.S. HISPANICS REPRESENT AN ATTRACTIVE CONSUMER MARKET. Advertisers target Hispanics because, on average, they are younger, their households are larger in size and they routinely spend a greater percentage of their income on many different kinds of goods and services than do non-Hispanic households. The Company believes that, as a result, advertisers have substantially increased their use of Spanish media. Total Spanish-language advertising revenues have increased from approximately $952.8 million in 1994 to an estimated $1.9 billion in 1999. This represents a compound annual growth rate of approximately 14.7%, which is substantially greater than the estimated growth rate for total advertising for the comparable period.

         The Company was incorporated under the laws of the State of Delaware in 1992. The Company's principal executive offices are located at 3102 Oak Lawn Avenue, Suite 215, Dallas, Texas 75219 and the telephone number is (214) 525-7700.

         The Company's board of directors and stockholders recently approved an amendment to the Company's certificate of incorporation to change the name of the Company from "Heftel Broadcasting Corporation" to "Hispanic Broadcasting Corporation." The ticker symbol for the Company's Class A Common Stock remained "HBCCA" following the name change. Furthermore, the change in the Company's name did not affect the validity or transferability or its outstanding securities or affect its capital or corporate structure and its stockholders were not required to exchange any certificates representing any of its securities held by them.

RECENT DEVELOPMENTS

         On March 4, 2000, the Company entered into an agreement with Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., AMFM Radio Licenses LLC, AMFM Ohio, Inc. and AMFM Houston, Inc. to purchase for approximately $127.0 million, the assets of KXPK(FM), KKFR(FM) and KEYI(FM), serving the Denver, Phoenix and Austin markets, respectively. The Company plans to spend approximately $4.0 million for new studios and other costs to operate these new radio stations. The closing of this asset acquisition is expected to occur during the third quarter of 2000. Immediately after closing, the programming of KXPK(FM) and KEYI(FM) will be converted to a Spanish-language format. The present audience of KKFR(FM) includes a large proportion of Hispanics and the programming will continue in its present format after closing. The closing of this transaction is subject to numerous conditions and approvals, including receipt of regulatory approvals under the federal communication laws, review by federal antitrust authorities, and completion of Clear Channel's merger with AMFM Inc.

         KRCD(FM) AND KRCV(FM) ACQUISITION. On October 15, 1999, the Company entered into an asset purchase agreement with Cox Radio, Inc. to acquire for $75.0 million the assets of KRCD(FM) and KRCV(FM) (formerly KACE(FM) and KRTO(FM)), serving the Los Angeles market (the "Los Angeles Acquisition"). The Los Angeles Acquisition closed on January 31, 2000. The stations' programming was converted to a single Spanish-language format in February 2000.

         KLNO(FM) ACQUISITION. On July 6, 1999, the Company entered into an agreement to acquire from SBT Communications Statutory Trust for $65.0 million, the FCC licenses and transmission equipment of a radio station broadcasting at 94.1 MHz (KLNO(FM)), serving the Dallas/Fort Worth market (the "Dallas Acquisition"). The Dallas Acquisition closed September 24, 1999. With the Dallas Acquisition, the Company assumed a time brokerage agreement whereby an unaffiliated party provided the programming to the radio station broadcasting at 94.1 MHz until January 31, 2000. Immediately after the time brokerage agreement terminated, the station's programming was converted to a Spanish-language format.

         KSCA(FM) ACQUISITION. On January 2, 1997, the Company acquired an option to purchase all of the assets used in connection with the operation of KSCA(FM), a radio station serving the Los Angeles market (the "KSCA Option"). In connection with the acquisition of the KSCA Option, the Company began providing Spanish-language programming to KSCA(FM) under a time brokerage agreement on February 5, 1997. The Company exercised the KSCA Option and on September 17, 1999, the Company acquired the assets of KSCA(FM) for $118.1 million. The Company had previously paid $13.0 million to acquire and renew the option to purchase the assets of KSCA(FM) and such payments were subtracted from the purchase price at closing.

         KISF(FM) ACQUISITION. The Company entered into an asset purchase agreement with Radio Vision, Inc. and George E. Tobin on March 1, 1999, to acquire the assets of KISF(FM) serving the Las Vegas market (the "Las Vegas Acquisition") for $20.3 million. The Las Vegas Acquisition closed on April 30, 1999. Immediately after closing, the station's programming was converted to a Spanish-language format.

         KHOT(FM) ACQUISITION. The Company entered into an asset purchase agreement with New Century Arizona, LLC and New Century Arizona License Partnership on January 27, 1999, to acquire the assets of KHOT(FM) serving the Phoenix market (the "Phoenix Acquisition") for $18.3 million. The Phoenix Acquisition closed on April 5, 1999. Immediately after closing, the station's programming was converted to a Spanish-language format.

SALES OF CLASS A COMMON STOCK

         On November 24, 1999, the Company completed the issuance and sale of 3,051,290 shares of Class A Common Stock in an underwritten public offering for a total of $248.7 million in proceeds. The proceeds from the offering were used to repay borrowings under the Company's credit facility and will be used to finance future or pending acquisitions or other transactions, advances or investments and for general corporate purposes.

         On June 7, 1999, the Company completed the issuance and sale of 2,000,000 shares of Class A Common Stock in an underwritten public offering for a total of $119.9 million in proceeds. The proceeds from the offering were used to acquire the assets of radio stations.

SPANISH-LANGUAGE RADIO INDUSTRY

         Due to differences in origin, Hispanics are not a homogeneous group. The music, culture, customs and Spanish dialects vary from one radio market to another. Consequently, the Company programs its stations in a manner responsive to the local preferences of the target demographic audience in each of the markets it serves. A well-researched mix of Spanish-language music and on-air programming at an individual station can attract a wide audience targeted by advertisers. Programming is continuously monitored to maintain its quality and relevance to the target audience. Most music formats are primarily variations of Regional Mexican, Tropical, Tejano and Contemporary music styles. The local program director selects music from the various music styles that best reflect the music preferences of the local Hispanic audiences. A brief description of the Company's programming follows:

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

COMPANY'S STATIONS

         The following table sets forth information regarding the radio stations owned or programmed by the Company as of December 31, 1999:

  RANKING
    OF
 MARKET BY                                                                           PRIMARY
 HISPANIC                                                                           DEMOGRAPHIC
POPULATION         MARKET(1)                     STATION      STATION FORMAT(2)       MARKET
----------  --------------------------------     --------     -----------------     -----------
     1      Los Angeles                          KLVE(FM)       Contemporary          A 25-54
                                                 KSCA(FM)     Regional Mexican        A 25-54
                                                 KTNQ(AM)        News/Talk            A 25-54

     2      New York                             WCAA(FM)         Tropical            A 25-54
                                                 WADO(AM)        News/Talk             A 25+

     3      Miami                                WAMR(FM)       Contemporary          A 25-54
                                                 WRTO(FM)         Tropical            A 18-34
                                                 WAQI(AM)        News/Talk             A 35+
                                                 WQBA(AM)        News/Talk             A 35+


  RANKING
    OF
 MARKET BY                                                                           PRIMARY
 HISPANIC                                                                           DEMOGRAPHIC
POPULATION         MARKET(1)                     STATION      STATION FORMAT(2)       MARKET
----------  --------------------------------     --------     -----------------     -----------
     4      San Francisco/San Jose               KSOL(FM)     Regional Mexican        A 25-54
                                                 KZOL(FM)     Regional Mexican        A 25-54

     5      Chicago                              WOJO(FM)     Regional Mexican        A 25-54
                                                 WIND(AM)       Full Service           A 35+
                                                 WLXX(AM)         Tropical            A 18-49
     6      Houston                              KLTN(FM)     Regional Mexican        A 18-49
                                                 KOVE(FM)       Contemporary          A 25-54
                                                 KOVA(FM)       Contemporary          A 25-54
                                                 KLTO(FM)       Contemporary          A 25-54
                                                 KRTX(FM)       Contemporary          A 18-34
                                                 KLAT(AM)        News/Talk            A 25-54
                                                 KRTX(AM)       Contemporary          A 18-34

     7      San Antonio                          KXTN(FM)          Tejano             A 25-54
                                                 KROM(FM)     Regional Mexican        A 25-54
                                                 KXTN(AM)          Tejano             A 25-54
                                                 KCOR(AM)     Regional Mexican         A 35+

     8       Dallas/Fort Worth                   KLNO(FM)       Contemporary          A 18-49
                                                 KHCK(FM)          Tejano             A 18-49
                                                 KDXT(FM)       Contemporary          A 18-49
                                                 KDXX(FM)       Contemporary          A 18-49
                                                 KDOS(FM)       Contemporary          A 18-49
                                                 KESS(AM)       Full Service           A 18+
                                                 KDXX(AM)       Contemporary          A 18-49

     9      McAllen/Brownsville/Harlingen        KGBT(FM)     Regional Mexican        A 25-54
                                                 KIWW(FM)          Tejano             A 25-54
                                                 KGBT(AM)     Regional Mexican        A 25-54

     10      San Diego                           KLQV(FM)       Contemporary          A 25-54
                                                 KLNV(FM)     Regional Mexican        A 18-49

     11      Phoenix                             KHOT(FM)     Regional Mexican        A 25-54

     13      El Paso                             KBNA(FM)     Regional Mexican        A 25-54
                                                 KBNA(AM)     Regional Mexican        A 25-54
                                                 KAMA(AM)          Tejano             A 25-54

     26      Las Vegas                           KISF(FM)     Regional Mexican        A 18-49
                                                 KLSQ(AM)     Regional Mexican        A 18-49


(1)  Actual city of license may differ from the metropolitan market served.
(2)  See "--Spanish-Language Radio Industry."

The following table sets forth selected information with regard to Company owned radio stations:

                                                        DATE          LICENSE          BROADCAST
              STATION/MARKET                          ACQUIRED     EXPIRATION DATE     FREQUENCY
-------------------------------------------------     --------     ---------------     ---------
KLVE(FM), Los Angeles, CA                               10/85         12/01/05          107.5 MHz
KSCA(FM), Los Angeles, CA                               09/99         12/01/05          101.9 MHz
KTNQ(AM), Los Angeles, CA                               10/85         12/01/05           1020 kHz
WCAA(FM), New York, NY                                  05/98         06/01/98 (1)      105.9 MHz
WADO(AM), New York, NY                                  08/94         06/01/06           1280 kHz
WAMR(FM), Miami, FL                                     08/94         02/01/03          107.5 MHz
WRTO(FM), Miami, FL                                     10/89         02/01/03           98.3 MHz
WAQI(AM), Miami, FL                                     10/89         02/01/03            710 kHz
WQBA(AM), Miami, FL                                     08/94         02/01/03           1140 kHz
KSOL(FM), San Francisco/San Jose, CA                    02/97         12/01/05           98.9 MHz
KZOL(FM), San Francisco/San Jose, CA                    02/97         12/01/05           99.1 MHz
WOJO(FM), Chicago, IL                                   02/97         12/01/04          105.1 MHz
WIND(AM), Chicago, IL                                   02/97         12/01/04            560 kHz
WLXX(AM), Chicago, IL                                   07/95         12/01/04           1200 kHz
KLTN(FM), Houston, TX                                   05/98         08/01/05          102.9 MHz
KOVE(FM), Houston, TX                                   02/97         08/01/05           93.3 MHz
KOVA(FM), Houston, TX                                   02/97         08/01/05          104.9 MHz
KLTO(FM), Houston, TX                                   02/97         08/01/05          104.9 MHz
KRTX(FM), Houston, TX                                   02/97         08/01/05          100.7 MHz
KLAT(AM), Houston, TX                                   02/97         08/01/05           1010 kHz
KRTX(AM), Houston, TX                                   02/97         08/01/05            980 kHz
KXTN(FM), San Antonio, TX                               02/97         08/01/05          107.5 MHz
KROM(FM), San Antonio, TX                               02/97         08/01/05           92.9 MHz
KXTN(AM), San Antonio, TX                               02/97         08/01/05           1310 kHz
KCOR(AM), San Antonio, TX                               02/97         08/01/05           1350 kHz
KLNO(FM), Dallas/Ft. Worth, TX                          09/99         08/01/05           94.1 MHz
KHCK(FM), Dallas/Ft. Worth, TX                          07/95         08/01/05           99.1 MHz
KDXT(FM), Dallas/Ft. Worth, TX                          06/95         08/01/05          106.7 MHz
KDXX(FM), Dallas/Ft. Worth, TX                          04/95         08/01/05          107.9 MHz
KDOS(FM), Dallas/Ft. Worth, TX                          08/94            (2)            107.9 MHz
KESS(AM), Dallas/Ft. Worth, TX                          08/94         08/01/05           1270 kHz
KDXX(AM), Dallas/Ft. Worth, TX                          12/94         08/01/05           1480 kHz
KGBT(FM), McAllen/Brownsville/Harlingen, TX             02/97         08/01/05           98.5 MHz
KIWW(FM), McAllen/Brownsville/Harlingen, TX             02/97         08/01/05           96.1 MHz
KGBT(AM), McAllen/Brownsville/Harlingen, TX             02/97         08/01/05           1530 kHz
KLQV(FM), San Diego, CA                                 08/98         12/01/05          102.9 MHz
KLNV(FM), San Diego, CA                                 08/98         12/01/05          106.5 MHz
KHOT(FM), Phoenix, AZ                                   04/99         12/01/05          105.9 MHz
KBNA(FM), El Paso, TX                                   02/97         08/01/05           97.5 MHz
KBNA(AM), El Paso, TX                                   02/97         08/01/05            920 kHz


                                                        DATE          LICENSE          BROADCAST
              STATION/MARKET                          ACQUIRED     EXPIRATION DATE     FREQUENCY
-------------------------------------------------     --------     ---------------     ---------
KAMA(AM), El Paso, TX                                   02/97         08/01/05            750 kHz
KISF(FM), Las Vegas, NV                                 04/99         10/01/05          103.5 MHz
KLSQ(AM), Las Vegas, NV                                 08/95         10/01/97 (1)        870 kHz


(1) An application for license renewal is currently pending with the Federal Communications Commission ("FCC"). Regulations permit continuing operation of the station during the period the renewal application is pending.

(2) KDOS(FM) has been constructed and a license application (currently pending) was timely filed with the FCC on April 19, 1999.

         Statistical information contained herein regarding the radio industry, population, consumer spending and advertising expenditures are taken from the 1997 U.S. Census, Strategy Research Corporation--2000 U.S. HISPANIC MARKET STUDY, and Hispanic Business Magazine (December 1994 and
2000). The Company's station rankings were based upon the Arbitron Adults 18-34 and 25-54 category 1999 Fall Book.

COMPETITION

         Radio broadcasting is a highly competitive business. The Company's radio stations compete for audiences and advertising revenues with other radio stations of all formats, as well as with other media, such as newspapers, magazines, television, cable television, outdoor advertising and direct mail, within their respective markets. Audience ratings and market shares are subject to change and any adverse change in a particular market would have a material adverse effect on the revenues of stations located in that market. Future operations are further subject to many variables which could have an adverse effect upon the Company's financial performance. These variables include economic conditions, both general and relative to the broadcasting industry; shifts in population and other demographics; the level of competition for advertising dollars with other radio stations and other entertainment and communications media; fluctuations in operating costs; technological changes and innovations; changes in labor conditions; and changes in governmental regulations and policies and actions of federal regulatory bodies, including the FCC, the Federal Trade Commission ("FTC"), and the Antitrust Division of the Department of Justice (the "Antitrust Division"). Although the Company believes that each of its stations does or will be able to compete effectively in its respective market, there can be no assurance that any such station will be able to maintain or increase its current audience ratings and advertising revenues. Radio stations can quickly change formats. Any radio station could shift its format to duplicate the format of any of the Company's stations. If a station converted its programming to a format similar to that of a station owned by the Company, the ratings and broadcast cash flow of the Company's station could be adversely affected.

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

         The Telecommunications Act of 1996 (the "1996 Act") represents the most comprehensive overhaul of the country's telecommunications laws in more than 60 years. The 1996 Act significantly changed both the broadcast ownership rules and the process for renewal of broadcast station licenses. The 1996 Act also relaxed local radio ownership restrictions. The FCC has already implemented some of these changes through Commission Orders. The 1996 Act established a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. Additionally, the 1996 Act substantially liberalized the broadcast ownership rules, eliminating the national radio limits.

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

         The 1996 Act substantially relaxed the radio ownership limitations. The FCC began its implementation of the 1996 Act with several orders issued on March 8, 1996. The 1996 Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing a single entity to own nationally any number of AM or FM broadcast stations. The 1996 Act and the FCC's new rules also greatly eased local radio ownership restrictions. As with the old rules, the maximum number of radio stations in which a person or entity is allowed to have an attributable interest varies depending on the number of radio stations within a defined market. In markets with more than 45 stations, one company may own, operate or control eight stations, with no more than five in either service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in either service; in markets with 15- 29 stations, one entity may own six stations, with no more than four in either service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in either service. It should be noted, however, that the Department of Justice has precluded certain entities from acquiring the maximum number of radio stations allowed in a market under the 1996 Act because of concerns that antitrust laws would be violated. Thus, it is possible that the Company would, in certain instances, be unable to acquire the maximum number of stations allowed in a market under the 1996 Act. In 1992, the FCC placed limitations on time brokerage (local marketing) agreements ("LMA") through which the licensee of one radio station provides the programming for another licensee's station in the same market. Stations operating in the same service (e.g., where both stations are AM) and in the same market are prohibited from simulcasting more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to a LMA is required, under certain circumstances, to count that station toward its maximum even though it does not own the station.

         A number of cross-ownership rules pertain to licensees of television and radio stations. The federal communications laws limit the number of radio stations a company may own or control in markets where the company also owns or controls one or more television stations. Following recent revisions to these rules, the FCC currently permits a company to own or control more than one radio station in a market in which the company also owns or controls one or more television stations, depending on the number of independent voices existing in the market. The FCC has initiated a proceeding and sought public comment on whether it should relax its policy of granting waivers of the radio/newspaper cross-ownership restriction.

         Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the FCC to review its remaining ownership rules biennially -- as part of its regulatory reform obligations -- to determine whether its various rules are still necessary. In August 1999, the FCC announced the results of its first biennial review of its broadcast ownership rules (see discussion below). The Company cannot predict the impact of future announcements in the biennial review process or any other agency or legislative initiatives upon the FCC's broadcast rules.

         Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, limited partners who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee (either directly or indirectly), are generally deemed to have an attributable interest in the license. Certain institutional investors who exert no control or influence over a licensee may own up to twenty percent of such outstanding voting stock without the interest being considered "attributable". In addition to the foregoing limitations, under the FCC's new "equity/debt plus" standard, if an investor's interest in a licensee corporation exceeds thirty-three percent of the aggregated debt and equity of the company (i.e., the "total asset value" of the company), the investor's interest is considered attributable if the investor is also either a major program supplier to the licensee or a same-market media entity. Insulated limited partnership interests (as to which the licensee certifies that the limited partners are not "materially involved" in the management and operation of the subject media property), and voting stock held by minority stockholders where there is a single majority stockholder, are generally not considered attributable interests. The FCC has eliminated its "cross-interest" policy which formerly precluded an individual or entity from having a "meaningful" (even though not attributable) interest in one media property and an attributable interest in certain other media properties in the same area.

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

ANTITRUST MATTERS.

         An important element of the Company's growth strategy involves the acquisition of additional radio stations, many of which are likely to require preacquisition antitrust review by the FTC and the Antitrust Division. Following passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks, particularly in instances where the proposed acquiror already owns one or more radio station properties in a particular market and seeks to acquire another radio station in the same market. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. There can be no assurance that the Antitrust Division or the FTC will not seek to bar the Company from acquiring additional radio stations in a market where the Company already has a significant position.

         The FCC has been more aggressive in independently examining issues of market concentration when considering radio station acquisitions. The FCC has delayed its approval of several pending radio station purchases by various parties because of market concentration concerns. Moreover, in recent months the FCC has followed an informal policy of giving specific public notice of its intention to conduct additional ownership concentration analysis and soliciting public comment on the issue of concentration and its effect on competition and diversity with respect to certain applications for consent to radio station acquisitions.

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

         Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. For example, the FCC has recently adopted new rules which, with limited exceptions, require the holder of an FCC construction permit to complete construction of new or modified facilities within three (3) years of grant. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (liquor, beer and wine, for example) and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry. The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, or the 1996 Act, nor of the regulations and policies of the FCC thereunder. The 1996 Act also covers satellite and terrestrial delivery of digital audio radio service, and direct broadcast satellite systems. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

CONCENTRATION OF CASH FLOW FROM LOS ANGELES STATIONS.

         Broadcast cash flow generated by the Company's Los Angeles stations accounted for approximately 43.4% of the Company's broadcast cash flow for the year ended December 31, 1999. In addition, in January 2000 the Company acquired two additional radio stations in Los Angeles. Increased competition for advertising dollars with other radio stations and communications media in the Los Angeles metropolitan area, both generally and relative to the broadcasting industry, increased competition from a new format competitor and other competitive and economic factors could cause a decline in revenue generated by the

Company's Los Angeles stations. A significant decline in the revenue of the Los Angeles stations could have a material adverse effect on the Company's overall results of operations and broadcast cash flow.

CONTROL BY CERTAIN STOCKHOLDERS

CONTROL BY THE TICHENOR FAMILY.

         As of March 13, 2000, McHenry T. Tichenor, Jr., the Company's Chairman, President and Chief Executive Officer, and certain members of his family held voting control over approximately 17.1% of the shares of the Company's Class A Common Stock. Since these shares are subject to a voting agreement, the Tichenor family can exert significant influence over the election of the Company's board of directors and other management decisions. Such ownership and control by the Tichenor family could have the effect of delaying or preventing a change in control of the Company, thereby possibly having the effect of depriving stockholders of the opportunity to receive a premium for their shares. Such ownership and control could also have the effect of making the Company less attractive to a potential acquiror and could result in holders of Class A Common Stock receiving less consideration upon a sale of their shares than might otherwise be available in the event of a takeover attempt.

RELATIONSHIP BETWEEN THE COMPANY AND CLEAR CHANNEL.

         As of March 13, 2000, Clear Channel owned no shares of Class A Common Stock and thus is not entitled to vote in the election of the Company's directors. However, Clear Channel does own all of the outstanding shares of the Company's Class B Common Stock, which accounts for approximately a 26.0% interest in the Common Stock of the Company. As long as Clear Channel owns at least 20.0% of the Company's Common Stock, Clear Channel will have a class vote on certain matters, including the sale of all or substantially all of the assets of the Company, any merger or consolidation involving the Company where the stockholders of the Company immediately prior to the transaction would not own at least 50.0% of the capital stock of the surviving entity, any reclassification, capitalization, dissolution, liquidation or winding up of the Company, the issuance of any shares of Preferred Stock by the Company, the amendment of the Company's Restated Certificate of Incorporation in a manner that adversely affects the rights of the holders of Class B Common Stock, the declaration or payment of any non-cash dividends on the Company's Common Stock, or any amendment to the Company's Certificate of Incorporation concerning the Company's capital stock. Furthermore, shares of Class B Common Stock are convertible into shares of Class A Common Stock, at the holder's option, subject to any necessary governmental consents, including the consent of the FCC. Because of the FCC's multiple ownership rules, which limit the number of radio stations that a company may own or have an attributable interest in, in a single market, Clear Channel may not presently convert its shares of Class B Common Stock into shares of Class A Common Stock if such conversion would create an attributable interest without first obtaining the consent of the FCC. The provisions of the Class B Common Stock could have the effect of delaying or preventing a change in control of the Company, thereby possibly having the effect of depriving stockholders of the opportunity to receive a premium for their shares. Such provisions could also have the effect of making the Company less attractive to a potential acquirer and could result in holders of Class A Common Stock receiving less consideration upon a sale of their shares than might otherwise be available in the event of a takeover attempt.

         Clear Channel owns a significant percentage of the Company's Common Stock. Any direct or indirect sales of the Company's stock by Clear Channel could have a material adverse effect on the Company's stock price and could impair the Company's ability to raise money in the equity markets.

         The nature of the respective businesses of the Company and Clear Channel gives rise to potential conflicts of interest between the two companies. The Company and Clear Channel are each engaged in the radio broadcasting business in certain markets, and as a result, they are competing with each other for advertising revenues. As of December 31, 1999, Clear Channel owned, programmed or sold airtime for 507 radio stations in 123 domestic markets, as well as radio stations in a number of foreign countries. Clear

Channel also owned or programmed 24 television stations and was one of the world's largest outdoor advertising companies based on its total inventory of advertising display faces. Clear Channel's television and outdoor advertising operations may also be deemed to compete with the Company's business. In addition, conflicts could arise with respect to transactions involving the purchase or sale of radio broadcasting companies, particularly Spanish-language radio broadcasting companies, the issuance of additional equity securities, or the payment of dividends by the Company. For instance, Clear Channel currently owns a 40% equity interest in Grupo Acir Communicaciones, S.A. de C.V., one of the largest radio broadcasters in Mexico. In addition, following its pending merger with AMFM Inc., as described below, Clear Channel will own a non-voting equity interest in Z-Spanish Media Corporation, the fourth largest Spanish-language radio operator in the United States.

         Except as discussed below in connection with Clear Channel's pending merger with AMFM, Clear Channel has advised the Company that it does not currently intend to directly engage in the Spanish-language radio broadcasting business in the United States, other than through its ownership of shares in the Company. However, circumstances could arise that would cause Clear Channel to directly or indirectly engage in the domestic Spanish-language radio broadcasting business. For example, opportunities could arise which require greater financial resources than those available to the Company or which are located in areas in which the Company does not intend to operate. Thus, although Clear Channel has indicated that it has no current intention to directly engage in the domestic Spanish-language broadcasting business, the Company cannot guarantee that Clear Channel will not do so in the future. In addition, Clear Channel may from time to time acquire domestic Spanish-language radio broadcasting companies or an interest in such companies, individually or as part of a larger group, and thereafter directly or indirectly engage in the domestic Spanish-language radio broadcasting business. For instance, Clear Channel has entered into an agreement to engage in a merger with AMFM, after which AMFM would be a wholly-owned subsidiary of Clear Channel. AMFM currently owns a non-voting equity position in Z-Spanish, and, thus, Clear Channel will indirectly own such equity interest in Z-Spanish following the AMFM merger. Also, AMFM owns and operates stations which broadcast in a Spanish-language format. Such acquisitions and equity positions could cause Clear Channel to directly or indirectly compete with the Company's business in the future, which could adversely affect the Company. In addition, Clear Channel may from time to time make international acquisitions of or investments in companies engaged in the Spanish-language radio broadcasting business outside the United States and the Company and Clear Channel may compete for such acquisition or investment opportunities. To the extent the Company enters new lines of business, it may be deemed to compete directly or indirectly with Clear Channel, and the Company and Clear Channel may compete in the future with respect to acquisitions and investment opportunities in these areas.

RISK POSED BY ACQUISITION STRATEGY

         The Company intends to grow through the acquisition of radio stations and other assets it believes will complement its existing portfolio. The Company's acquisition strategy involves numerous risks, including the risk that certain acquisitions may prove unprofitable and fail to generate anticipated cash flows; the risk that successful management of a portfolio of radio broadcasting properties may require the Company to recruit additional senior management and expand corporate infrastructure; the risk that the Company may encounter difficulties in the integration of operations and systems; the risk that management's attention may be diverted from other business concerns; and the risk that the Company may lose key employees of acquired companies or stations.

         The Company continues to explore international opportunities. If the Company makes one or more international acquisitions, it will face new risks that it does not face in the United States, such as foreign currency risks, foreign ownership restrictions, foreign taxation, restrictions on withdrawal of foreign investments and earnings, possible expropriation and other risks.

         The Company will face stiff competition from other companies for acquisition opportunities. If the prices sought by sellers of existing radio stations continue to rise, the Company may find fewer acceptable acquisition opportunities. In addition, the purchase price of possible acquisitions could require additional debt or equity financing. The Company can give no assurance that either it will obtain the needed financing or that it will obtain such financing on attractive terms. Additional indebtedness could increase the Company's leverage and make it more vulnerable to economic downturns and may limit the Company's ability to withstand competitive pressures. Additional equity financing or the issuance of the Company's shares in connection with an acquisition would dilute the ownership interest of the Company's stockholders. The Company may not have sufficient capital resources to complete acquisitions.

         Part of the Company's strategy is to acquire radio stations with an English-language format and convert these stations to a Spanish-language format. This conversion process is currently under way in Los Angeles, New York, San Diego, Dallas, Phoenix and Las Vegas. In addition, the Company plans to convert two of the stations acquired from Clear Channel and AMFM in Austin and Denver into Spanish-language formats. This conversion strategy requires a heavy initial investment of both financial and management resources. Start-up stations typically incur losses for a period of time after a format change because of the time required to build up ratings and station loyalty. The Company can give no assurance that this strategy will be successful in any given market, notwithstanding that the Company may incur substantial costs and losses in implementing this part of its strategy.

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

EMPLOYEES

         As of February 25, 2000, the Company employed 828 persons on a full-time basis, including corporate employees and 16 employees (at WCAA(FM) and WADO(AM), New York) who are subject to two collective bargaining agreements. The Company considers its employee relations to be good.

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

         The studios and offices of the Company's radio stations are located in leased or owned facilities. These leases generally have expiration dates that range from three to fifteen years. The Company either owns or leases its transmitter and antenna sites. These leases generally have expiration dates that range from one to seventeen years. The Company does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.

         A substantial amount of the Company's broadcast cash flow was generated by the Company's Los Angeles stations during 1999. Accordingly, the offices, studios, transmitter sites and antenna sites used in the operation of the Company's Los Angeles stations may be material to the Company's overall operations.

         As noted in Item 1 above, as of December 31, 1999, the Company owns or programs 43 radio stations in 13 markets throughout the United States. Therefore, except as set forth above, no one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations. The Company owns substantially all of the equipment used in its radio broadcasting business.

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

                                                              HIGH           LOW
                                                          ----------------------------
YEAR ENDED DECEMBER 31, 1998
   First Quarter ...............................          $   50.88       $   40.38
   Second Quarter ..............................              45.50           34.88
   Third Quarter ...............................              42.81           30.00
   Fourth Quarter ..............................              49.25           31.25

YEAR ENDED DECEMBER 31, 1999
   First Quarter ...............................          $   48.88       $   41.25
   Second Quarter ..............................              75.88           43.25
   Third Quarter ...............................              87.47           66.50
   Fourth Quarter ..............................              97.50           76.94


         As of December 31, 1999, there were approximately 140 holders of the Class A Common Stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

DIVIDEND POLICY

         The Company has never paid a cash dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings for use in the growth of its business. The Company currently is restricted from paying any cash dividends on its capital stock under its credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected consolidated financial data for Hispanic Broadcasting Corporation and its subsidiaries for the years ended December 31, 1999, 1998 and 1997, the three months ended December 31, 1996, and the years ended September 30, 1996 and 1995 (in thousands, except per share data):

                                                                                             Three Months
                                                                                               Ended
                                                       Year Ended December 31,               December 31,  Year Ended September 30,
                                                  --------------------------------------     ------------  ------------------------
                                                     1999           1998           1997           1996          1996         1995
                                                  ----------     ---------     ---------     ------------  ------------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                                       $ 197,920     $ 164,122     $ 136,584     $  18,309     $  71,732     $  64,160
Operating expenses                                   106,288        95,784        82,065        11,207        48,896        43,643
Depreciation and amortization                         28,492        21,149        14,928         1,747         5,140         3,344
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Operating income before corporate expenses            63,140        47,189        39,591         5,355        17,696        17,173
Corporate expenses                                     6,982         5,451         4,579           368         5,072         4,720
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Operating income                                      56,158        41,738        35,012         4,987        12,624        12,453
                                                   ---------     ---------     ---------     ---------     ---------     ---------

Other income (expense):
   Interest income (expense), net                      1,831         2,634        (3,541)       (2,841)      (11,034)       (6,389)
   Restructuring charges(b)                                -             -             -             -       (29,011)            -
   Other, net                                              -           252           (82)           18        (1,671)         (428)
                                                   ---------     ---------     ---------     ---------     ---------     ---------
                                                       1,831         2,886        (3,623)       (2,823)      (41,716)       (6,817)
                                                   ---------     ---------     ---------     ---------     ---------     ---------

Income (loss) before minority interest and
   income tax                                         57,989        44,624        31,389         2,164       (29,092)        5,636
Minority interest(a)                                       -             -             -             -             -         1,167
Income tax                                            23,813        17,740        12,617           100            65           150
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations              34,176        26,884        18,772         2,064       (29,157)        4,319
Loss on discontinued operations of CRC(b)                  -             -             -             -         9,988           626
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) before extraordinary item               34,176        26,884        18,772         2,064       (39,145)        3,693
Extraordinary item - loss on
   retirement of debt                                      -             -             -             -         7,461             -
                                                   ---------     ---------     ---------     ---------     ---------     ---------

Net income (loss)                                  $  34,176     $  26,884     $  18,772     $   2,064     $ (46,606)    $   3,693
                                                   =========     =========     =========     =========     =========     =========

Net income (loss) per common share(c):

   Basic:
   Continuing operations                           $    0.67     $    0.55     $    0.45     $    0.09     $   (1.41)    $    0.21
   Discontinued operations                                 -             -             -             -         (0.49)        (0.03)
   Extraordinary loss                                      -             -             -             -         (0.36)            -
                                                   ---------     ---------     ---------     ---------     ---------     ---------
   Net income (loss)                               $    0.67     $    0.55     $    0.45     $    0.09     $   (2.26)    $    0.18
                                                   =========     =========     =========     =========     =========     =========

   Diluted:
   Continuing operations                           $    0.66     $    0.54     $    0.45     $    0.09     $   (1.41)    $    0.20
   Discontinued operations                                 -             -             -             -         (0.49)        (0.03)
   Extraordinary loss                                      -             -             -             -         (0.36)            -
                                                   ---------     ---------     ---------     ---------     ---------     ---------
   Net income (loss)                               $    0.66     $    0.54     $    0.45     $    0.09     $   (2.26)    $    0.17
                                                   =========     =========     =========     =========     =========     =========

Weighted average common shares outstanding:
   Basic                                              50,783        49,021        41,671        23,095        20,590        20,021
   Diluted                                            51,464        49,348        41,792        23,095        20,590        21,611

STATEMENT OF CASH FLOW DATA:

Net cash provided by (used in) operating
   activities                                      $  61,641     $  56,985     $  43,792     $   2,607     $ (20,099)    $   6,280

Net cash used in investing activities               (226,133)     (246,326)      (23,019)         (798)      (28,480)      (42,013)
Net cash provided by (used in) financing
   activities                                        369,335       193,081       (19,008)       (2,153)       48,306        30,918

OTHER OPERATING DATA(d):
Broadcast cash flow                                $  91,632     $  68,338     $  54,519     $   7,102     $  22,836     $  20,517
EBITDA                                                84,650        62,887        49,940         6,734        17,764        15,797


                                                                                             Three Months
                                                                                               Ended
                                                       Year Ended December 31,               December 31,  Year Ended September 30,
                                                  --------------------------------------     ------------  ------------------------
                                                     1999           1998           1997           1996          1996         1995
                                                  ----------     ---------     ---------     ------------  ------------------------
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                                   $  231,137     $  17,168     $  10,970     $   8,429     $   7,168     $  14,967
Net intangible assets                                848,351       646,201       423,530       120,592       121,742       109,253
Total assets                                       1,157,138       746,689       512,249       163,725       165,751       151,637
Long-term debt, less current portion                   1,448         1,547        14,122       135,504       137,659        97,516
Stockholders' equity                               1,026,253       622,621       389,960        14,166        12,101        43,581


(a) Effective August 20, 1994, we began accounting for our 49.0% interest in Viva Media on a consolidated basis. Accordingly, Viva Media's results of operations are included in the consolidated financial statements commencing August 20, 1994. We acquired the remaining 51.0% of Viva Media on September 7, 1995. Prior to August 20, 1994, the results of operations of Viva Media were accounted for using the equity method of accounting.

(b) On August 5, 1996, Clear Channel Communications, Inc. acquired control of the Company. In connection with the change in control, the Company incurred certain restructuring charges. Also, effective August 5, 1996, the Company's Board of Directors approved a plan to discontinue the operations of the radio network Cadena Radio Centro ("CRC").

(c) All common share and per-common-share amounts have been adjusted retroactively for a two-for-one common stock split effective December 1, 1997.

(d) Operating income excluding corporate expenses, depreciation and amortization, commonly referred to as "broadcast cash flow," is widely used in the broadcast industry as a measure of a broadcasting company's operating performance. Another measure of operating performance is EBITDA. EBITDA consists of operating income excluding depreciation and amortization. Broadcast cash flow and EBITDA are not calculated in accordance with generally accepted accounting principles. These measures should not be considered in isolation or as substitutes for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Further, such amounts may not be consistent with similarly titled measures presented by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the consolidated results of operations and cash flows of the Company for the years ended December 31, 1999, 1998 and 1997 and consolidated financial condition as of December 31, 1999 and 1998 should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this report.

GENERAL

         The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are net revenues (gross revenues net of agency commissions) and operating expenses (excluding depreciation, amortization and corporate general and administrative expense). The primary source of revenues is the sale of broadcasting time for advertising. The most significant operating expenses for purposes of the computation of broadcast cash flow are employee salaries and commissions, programming expenses, and advertising and promotion expenses. Management of the Company strives to control these expenses by working closely with local station management. The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the first calendar quarter generally produces the lowest revenues. The second and third quarters generally produce the highest revenues.

         Another measure of operating performance is EBITDA. EBITDA consists of operating income or loss excluding depreciation and amortization.

         Broadcast cash flow and EBITDA are not calculated in accordance with generally accepted accounting principles. These measures should not be considered in isolation or as substitutes for operating income, cash flows from operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Broadcast cash flow and EBITDA do not take into account the Company's debt service requirements and other commitments and, accordingly, broadcast cash flow and EBITDA are not necessarily indicative of amounts that may be available for dividends, reinvestment in the Company's business or other discretionary uses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         The results of operations for the year ended December 31, 1999 are not comparable to results of operations for the same period in 1998 primarily due to the start-up of radio stations WCAA(FM) in New York on May 22, 1998 (WPAT(AM) was exchanged for WCAA(FM)), KRTX(AM/FM) in Houston on May 29, 1998, KLQV(FM) and KLNV(FM) in San Diego on August 10, 1998, KHOT(FM) in Phoenix on April 5, 1999, the radio station broadcasting at 94.1 MHz (KLNO(FM)) in Dallas on September 24, 1999, and the start-up of HBC Radio Network (a radio network sales and programming division) on January 1, 1999.

         Net revenues increased by $33.8 million or 20.6% to $197.9 million for the year ended December 31, 1999 from $164.1 million for the same period in 1998. Net revenues increased for the year ended December 31, 1999, compared to the same period in 1998 primarily because of (a) revenue growth of same stations, (b) revenues from start-up stations which were not operating for all or part of the year ended December 31, 1998, and (c) time brokerage agreement fees associated with the radio station broadcasting at 94.1 MHz (KLNO(FM)) in Dallas of $1.4 million for the year ended December 31, 1999. Had the WCAA(FM) acquisition occurred on January 1, 1998, net revenues, on a pro forma basis, for the year ended December 31, 1999 would have increased 19.6% compared to the same period in 1998.

         Operating expenses increased by $10.5 million or 11.0% to $106.3 million for the year ended December 31, 1999 from $95.8 million for the same period in 1998. Operating expenses increased primarily due to operating expenses of start-up stations. As a percentage of net revenues, operating expenses decreased to 53.7% from 58.4% for the years ended December 31, 1999 and 1998, respectively. Had the WCAA(FM) acquisition occurred on January 1, 1998, operating expenses, on a pro forma basis, for the year ended December 31, 1999 would have increased 10.2% compared to the same period in 1998.

         Operating income before corporate expenses, depreciation and amortization ("broadcast cash flow") for the year ended December 31, 1999 increased 34.1% to $91.6 million, compared to $68.3 million for the year ended December 31, 1998. As a percentage of net revenues, broadcast cash flow increased to 46.3% from 41.6% for the years ended December 31, 1999 and 1998, respectively. Had the WCAA(FM) acquisition occurred on January 1, 1998, broadcast cash flow, on a pro forma basis, for the year ended December 31, 1999 would have increased 32.9% compared to the same period in 1998.

         Corporate expenses increased by $1.4 million or 25.5% to $6.9 million for the year ended December 31, 1999 from $5.5 million for the same period in 1998. The increase was primarily due to higher staffing costs and the one-time expenses related to the resignation of an executive officer in the first quarter of 1999. As a percentage of net revenues, corporate expenses increased to 3.5% from 3.4% for the years ended December 31, 1999 and 1998, respectively.

         EBITDA for the year ended December 31, 1999 increased 34.9% to $84.7 million compared to $62.8 million for the same period in 1998. As a percentage of net revenues, EBITDA increased to 42.8% from 38.3% for the years ended December 31, 1999 and 1998, respectively.

         Depreciation and amortization for the year ended December 31, 1999 increased 35.1% to $28.5 million compared to $21.1 million for the same period in 1998. The increase is due to radio station acquisitions and capital expenditures.

         Interest income, net decreased to $1.8 million from $2.6 million for the years ended December 31, 1999 and 1998, respectively. The decrease for the year ended December 31, 1999 compared to the same period in 1998 was because the proceeds from the June 1999 and November 1999 secondary public stock offerings ("June 1999 Offering" and "November 1999 Offering") were received later in the year in comparison to the proceeds of the January 1998 secondary public stock offering ("January 1998 Offering").

         Income tax expense increased from $17.7 million for the year ended December 31, 1998 to $23.8 million for the same period in 1999. The increase was primarily due to income before income tax increasing from $44.6 million for the year ended December 31, 1998 to $58.0 million for the same period in 1999. The effective tax rates for the years ended December 31, 1998 and 1999 are 39.8% and 41.1%, respectively. The increase in the effective tax rate in 1999 is due to an increase in the effective state tax rate.

         For the year ended December 31, 1999, net income totaled $34.2 million ($0.66 per common share - diluted) compared to $26.9 million ($0.54 per common share - diluted) in the same period in 1998.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997.

         The results of operations for the year ended December 31, 1998 are not comparable to results of operations for the same period in 1997 primarily due to (a) the merger with Tichenor Media System, Inc. ("Tichenor Merger") which closed February 14, 1997, and (b) the start-up of radio stations KSCA(FM) in Los Angeles on February 5, 1997, WCAA(FM) in New York on May 22, 1998 (WPAT(AM) was exchanged for WCAA(FM)), KRTX(AM/FM) in Houston on May 29, 1998, and KLQV(FM) and KLNV(FM) in San Diego on August 10, 1998.

         Net revenues for the year ended December 31, 1998 increased by $27.5 million, or 20.1% to $164.1 million compared to $136.6 million for the year ended December 31, 1997. Net revenues increased for the year ended December 31, 1998, compared to the same period in 1997 primarily because of (a) revenue growth of same stations, and (b) revenues from start-up stations which operated for part of the year ended December 31, 1998 and none in 1997 since it was prior to their acquisition. Had the WCAA(FM) acquisition and the Tichenor Merger occurred on January 1, 1997, net revenues, on a pro forma basis, for the year ended December 31, 1998 would have increased 13.2% compared to the same period in 1997.

         Operating expenses increased by $13.7 million, or 16.7%, to $95.8 million for the year ended December 31, 1998 compared to $82.1 million for the same period in 1997. Operating expenses increased primarily due to operating expenses of start-up stations. As a percentage of net revenues, operating expenses decreased to 58.4% from 60.1% for the years ended December 31, 1998 and 1997, respectively. Had the WCAA(FM) acquisition and the Tichenor Merger occurred on January 1, 1997, operating expenses, on a pro forma basis, for the year ended December 31, 1998 would have increased 8.3% compared to the same period in 1997.

         Broadcast cash flow increased $13.8 million, or 25.3% to $68.3 million for the year ended December 31, 1998 compared to $54.5 million for the year ended December 31, 1997. As a percentage of net revenues, broadcast cash flow increased to 41.6% from 39.9% for the years ended December 31, 1998 and 1997, respectively. Had the WCAA(FM) acquisition and the Tichenor Merger occurred on January 1, 1997, broadcast cash flow, on a pro forma basis, for the year ended December 31, 1998 would have increased 20.9% compared to the same period in 1997.

         Corporate expenses for the year ended December 31, 1998 increased by $0.9 million, or 19.6%, to $5.5 million compared to $4.6 million for the year ended December 31, 1997. The increase was primarily due to higher staffing costs after the Tichenor Merger.

         EBITDA for the year ended December 31, 1998 increased 25.9% to $62.8 million compared to $49.9 million for the same period in 1997. As a percentage of net revenues, EBITDA increased to 38.3% from 36.5% for the years ended December 31, 1998 and 1997, respectively.

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

         Other, net decreased from $0.1 million of other expense for the year ended December 31, 1997 to $0.3 million of the other income for the year ended December 31, 1998. In 1998, the remaining balance of an accrual of costs relating to unconsummated acquisitions of $0.3 million which was made in a prior reporting period was reversed.

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

         Net income of $18.8 million ($0.45 per share - basic and diluted) was generated for the year ended December 31, 1997 compared to net income of $26.9 million ($0.54 per share - diluted) in the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the year ended December 31, 1999 was $61.6 million as compared to $57.0 million for the same period in 1998. Net cash used in investing activities was $226.1 and $246.3 million for the years ended December 31, 1999 and 1998, respectively. The $20.2 million decrease from 1998 to 1999 is mostly due to $27.7 million more spent during the 1998 year on radio station acquisitions than the comparable period of 1999 offset somewhat by a $6.5 million increase in 1999 in property and equipment acquisitions. Net cash provided by financing activities was $369.3 and $193.1 million for the years ended December 31, 1999 and 1998, respectively. The $176.2 million increase from 1998 to 1999 is due to the proceeds of the June 1999 Offering and the November 1999 Offering being larger than those of the January 1998 Offering.

         Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $11.6 and $5.1 million for the years ended December 31, 1999 and 1998, respectively. Approximately $7.2 million of the capital expenditures incurred during the year ended December 31, 1999 related to radio signal upgrade projects for four different radio stations and the build-out of studios related to acquisitions made in New York, Phoenix and Los Angeles.

         On October 15, 1999, the Company entered into an asset purchase agreement to acquire for $75.0 million the assets of KRCD(FM) and KRCV(FM) (formerly KACE(FM) and KRTO(FM)), serving the Los Angeles market. The transaction closed on January 31, 2000. The asset acquisition was funded with a portion of the proceeds from the November 1999 Offering.

         Available cash on hand plus cash flow provided by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund capital expenditures. Management believes the Company will have sufficient cash on hand and cash provided by operations to finance its operations, satisfy its debt service requirements, and to fund capital expenditures. Management regularly reviews potential acquisitions. Future acquisitions will be financed primarily through proceeds from borrowings under the $294.0 million revolving credit facility ( "Credit Facility"), proceeds from securities offerings, and/or from cash provided by operations.

STOCKHOLDERS' EQUITY

         On November 24, 1999, we completed the November 1999 Offering, selling 3,051,290 shares of Class A Common Stock at $81.70 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $248.7 million.

         On June 7, 1999, we completed the June 1999 Offering, selling 2,000,000 shares of Class A Common Stock at $60.03 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $119.9 million.

         On January 22, 1998, we completed the January 1998 Offering, selling 5,175,000 shares of Class A Common Stock for $39.75 per share, after underwriters' discounts and commissions. The net proceeds of the offering were approximately $205.1 million.

LONG-TERM DEBT

         On April 30, 1999, we borrowed $20.0 million on the Credit Facility and repaid the entire amount by June 30, 1999 from the proceeds of the June 1999 Offering. In September 1999, we borrowed $51.0 million on the Credit Facility and repaid the entire amount by December 31, 1999 with cash generated from operating activities and proceeds of the November 1999 Offering.

         At December 31, 1997, we had outstanding borrowings of $12.0 million under the Credit Facility. On January 29, 1998, we repaid the entire amount outstanding under the Credit Facility with proceeds of the January 1998 Offering. In August 1998, we borrowed $18.0 million which was subsequently repaid in December 1998 with cash generated from operating activities.

         Borrowings under the Credit Facility bear interest at a rate based on LIBOR plus an applicable margin as determined by the Company's leverage ratio. The Credit Facility is secured by the stock of the Company's subsidiaries. Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending December 31, 2004.

         Our ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. We may elect under the terms of the Credit Facility to increase the facility by $150.0 million.

INFLATION

         Inflation has affected financial performance due to higher operating expenses. Although the exact impact of inflation is indeterminable, we have offset these higher costs by increasing the effective advertising rates of most of our radio stations.

RATIO OF EARNINGS TO FIXED CHARGES AND EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

         The ratios of earnings to fixed charges for the Company are computed by dividing pretax income from continuing operations after certain adjustments, by fixed charges. Fixed charges consist of interest expense on all long and short-term borrowings and the estimated interest portion of rental expense. Set forth below are the ratios of earnings to fixed charges and earnings to combined fixed charges and preferred stock dividends (in thousands except ratios):

                                                                                             Three Months
                                                                                               Ended
                                                       Year Ended December 31,               December 31,  Year Ended September 30,
                                                  --------------------------------------     ------------  ------------------------
                                                     1999           1998           1997           1996          1996         1995
                                                  ----------     ---------     ---------     ------------  ------------------------
Earnings to Fixed Charges                             20.0           14.6           7.5           1.7               -        1.6
Deficiency of Earnings to Cover Fixed
  Charges                                                -              -             -             -         $29,092          -
Earnings to Combined Fixed Charges and
  Preferred Stock Dividends                           20.0           14.6           7.5           1.7               -        1.6
Deficiency of Earnings to Cover Fixed
  Charges and Preferred Stock Dividends                  -              -             -             -         $29,112          -


YEAR 2000

         In 1999, we completed our remediation and testing of systems for Year 2000 compliance. As a result of these efforts, we experienced no significant disruptions in mission critical information and non-information technology systems and we believe those systems successfully responded to the Year 2000 date changes. We are not aware of any material problems resulting from Year 2000 issues, either with our services, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. However, the Company considers the possibility that latent matters could arise to be remote and does not anticipate any significant problems due to Year 2000 issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to interest rate risk on both the interest earned on cash and cash equivalents and interest paid on borrowings under the Credit Facility. A change of 10% in the interest rate earned on short-term investments and interest paid under the Credit Facility would not have had a significant impact on our historical financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                       Number
Independent Auditors' Report  ............................................................................27

Consolidated Balance Sheets as of December 31, 1999 and 1998 .............................................28

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997 ...............29

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998
and 1997..................................................................................................30

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997................31

Notes to Consolidated Financial Statements ...............................................................32


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Hispanic Broadcasting Corporation:

We have audited the accompanying consolidated balance sheets of Hispanic Broadcasting Corporation (formerly Heftel Broadcasting Corporation) and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included at Item 14 (a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hispanic Broadcasting Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       KPMG LLP


Dallas, Texas
February 10, 2000

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)

                                     ASSETS

                                                                                                          December 31,
                                                                                                  ------------------------------
                                                                                                     1999               1998
                                                                                                  -----------        -----------
Current assets:
   Cash and cash equivalents                                                                      $   215,136        $    10,293
   Accounts receivable, net of allowance of $1,855 in 1999 and $2,301 in 1998                          40,621             34,309
   Prepaid expenses and other current assets                                                              825                457
                                                                                                  -----------        -----------
         Total current assets                                                                         256,582             45,059
                                                                                                  -----------        -----------

Property and equipment, at cost:
   Land                                                                                                 7,163              7,966
   Buildings and improvements                                                                           7,731              7,366
   Broadcast and other equipment                                                                       38,895             28,147
   Furniture and fixtures                                                                              10,351              8,356
                                                                                                  -----------        -----------
                                                                                                       64,140             51,835
   Less accumulated depreciation                                                                       23,217             15,830
                                                                                                  -----------        -----------
                                                                                                       40,923             36,005
                                                                                                  -----------        -----------
Intangible assets:
   Broadcast licenses                                                                                 789,641            569,915
   Cost in excess of fair value of net assets acquired                                                 99,711             97,553
   Other intangible assets                                                                             15,833             14,862
                                                                                                  -----------        -----------
                                                                                                      905,185            682,330
   Less accumulated amortization                                                                       56,834             36,129
                                                                                                  -----------        -----------
                                                                                                      848,351            646,201
                                                                                                  -----------        -----------

Deferred charges and other assets                                                                      11,282             19,424
                                                                                                  -----------        -----------

         Total assets                                                                             $ 1,157,138        $   746,689
                                                                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                               $     1,210        $     2,063
   Accrued expenses                                                                                    18,028             22,201
   Income taxes payable                                                                                 6,107              3,506
   Current portion of long-term obligations                                                               100                121
                                                                                                  -----------        -----------
         Total current liabilities                                                                     25,445             27,891
                                                                                                  -----------        -----------

Long-term obligations, less current portion                                                             1,448              1,547
                                                                                                  -----------        -----------

Deferred income taxes                                                                                 103,992             94,630
                                                                                                  -----------        -----------

Commitments and contingencies

Stockholders' equity:

   Preferred Stock, cumulative, $.001 par value; authorized 5,000,000 shares;
       no shares issued or outstanding                                                                      -                  -
   Class A Common Stock, $.001 par value; authorized 100,000,000 shares in 1999 and 1998;
       issued and outstanding 40,244,778 shares in 1999 and 35,171,980 shares in 1998                      40                 35
   Class B Common Stock, convertible, $.001 par value; authorized 50,000,000 shares; issued
       and outstanding 14,156,470 shares                                                                   14                 14
   Additional paid-in capital                                                                       1,034,791            665,340
   Accumulated deficit                                                                                 (8,592)           (42,768)
                                                                                                  -----------        -----------
         Total stockholders' equity                                                                 1,026,253            622,621
                                                                                                  -----------        -----------

         Total liabilities and stockholders' equity                                               $ 1,157,138        $   746,689
                                                                                                  ===========        ===========


          See accompanying notes to consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               Year Ended December 31,
                                                   ---------------------------------------------
                                                     1999               1998              1997
                                                   ---------         ---------         ---------
Revenues                                           $ 225,301         $ 186,779         $ 154,869
Agency commissions                                    27,381            22,657            18,285
                                                   ---------         ---------         ---------
Net revenues                                         197,920           164,122           136,584
Operating expenses                                   106,288            95,784            82,065
Depreciation and amortization                         28,492            21,149            14,928
                                                   ---------         ---------         ---------
Operating income before corporate expenses            63,140            47,189            39,591
Corporate expenses                                     6,982             5,451             4,579
                                                   ---------         ---------         ---------
Operating income                                      56,158            41,738            35,012
                                                   ---------         ---------         ---------

Other income (expense):
    Interest income                                    3,438             4,680               406
    Interest expense                                  (1,607)           (2,046)           (3,947)
    Other, net                                                           - 252               (82)
                                                   ---------         ---------         ---------
                                                       1,831             2,886            (3,623)
                                                   ---------         ---------         ---------

Income before income tax                              57,989            44,624            31,389
Income tax                                            23,813            17,740            12,617
                                                   ---------         ---------         ---------
Net income                                         $  34,176         $  26,884         $  18,772
                                                   =========         =========         =========

Net income per common share:
    Basic                                          $    0.67         $    0.55         $    0.45
    Diluted                                        $    0.66         $    0.54         $    0.45

Weighted average common shares outstanding:
    Basic                                             50,783            49,021            41,671
    Diluted                                           51,464            49,348            41,792


          See accompanying notes to consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)

                                                        Common Stock         Additional
                                       Preferred     -------------------       paid-in      Accumulated
                                         Stock       Class A     Class B       capital        deficit          Total
                                       ---------     -------     -------     ----------     -----------     -----------
Balance at December 31, 1996           $     -       $   11      $    -      $  102,578     $  (88,424)     $    14,165
Net proceeds from issuance
  of 9,660,000 shares
  of Class A Common Stock                    -            5           -         176,363              -          176,368
Class A Common Stock issued for
  Tichenor acquisition                       -            6           -         180,648              -          180,654
Conversion of Class A
  Common Stock into
  Class B Common Stock                       -           (7)          7               -              -                -
Two-for-one stock split                      -           15           7             (22)             -                -
Net income                                   -            -           -               -         18,772           18,772
                                       -------       ------      ------      ----------     ----------      -----------
Balance at December 31, 1997                 -           30          14         459,567        (69,652)         389,959
Net proceeds from issuance
  of 5,193,232 shares of
  Class A Common Stock                       -            5           -         205,773              -          205,778
Net income                                   -            -           -               -         26,884           26,884
                                       -------       ------      ------      ----------     ----------      -----------
Balance at December 31, 1998                 -           35          14         665,340        (42,768)         622,621
Net proceeds from issuance
  of 5,072,798 shares
  of Class A Common Stock                    -            5           -         369,451              -          369,456
Net income                                   -            -           -               -         34,176           34,176
                                       -------       ------      ------      ----------     ----------      -----------
Balance at December 31, 1999           $     -       $   40      $   14      $1,034,791     $   (8,592)     $ 1,026,253
                                       =======       ======      ======      ==========     ==========      ===========


          See accompanying notes to consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                        Year Ended December 31,
                                                            ----------------------------------------------
                                                               1999             1998              1997
                                                            ----------------------------------------------
Cash flows from operating activities:
    Net income                                              $  34,176         $  26,884         $  18,772
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Provision for bad debts                                  1,869             1,418             2,757
       Depreciation and amortization                           28,492            21,149            14,928
       Amortization of debt facility fee included
           in interest expense                                    156               160               133
       Deferred income taxes                                    8,006             9,944             8,107
       Changes in operating assets and liabilities:
           Accounts receivable, net                            (8,338)           (6,328)           (4,997)
           Prepaid expenses and other current assets             (377)              361               360
           Accounts payable                                      (775)              (26)           (4,771)
           Accrued expenses                                    (4,173)            3,519             2,789
           Income taxes payable                                 2,601               156             5,507
           Other, net                                               4              (252)              207
                                                            ---------         ---------         ---------
              Net cash provided by operating
                 activities                                    61,641            56,985            43,792
                                                            ---------         ---------         ---------

Cash flows from investing activities:
    Acquisitions of radio stations                           (208,921)         (236,648)           (1,097)
    Property and equipment acquisitions                       (11,578)           (5,086)           (4,305)
    Dispositions of property and equipment                        951               340               294
    Additions to intangible assets                               (144)              (56)           (2,777)
    Increase in other noncurrent assets                        (6,441)           (4,876)          (15,134)
                                                            ---------         ---------         ---------
              Net cash used in investing activities          (226,133)         (246,326)          (23,019)
                                                            ---------         ---------         ---------

Cash flows from financing activities:
    Borrowings on long-term obligations                        71,000            18,000            56,000
    Payments on long-term obligations                         (71,121)          (30,894)         (250,827)
    Payment of deferred financing costs                             -                 -            (1,232)
    Proceeds from stock issuances                             369,456           205,975           177,051
                                                            ---------         ---------         ---------
              Net cash provided by (used in)
                 financing activities                         369,335           193,081           (19,008)
                                                            ---------         ---------         ---------

Net increase in cash and cash equivalents                     204,843             3,740             1,765
Cash and cash equivalents at beginning of period               10,293             6,553             4,788
                                                            ---------         ---------         ---------
Cash and cash equivalents at end of period                  $ 215,136         $  10,293         $   6,553
                                                            =========         =========         =========


          See accompanying notes to consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

         Hispanic Broadcasting Corporation (the "Company", formerly Heftel Broadcasting Corporation), through its subsidiaries, owns and operates 45 Spanish-language broadcast radio stations serving 13 markets throughout the United States (Los Angeles, New York City, Miami, San Francisco/San Jose, Chicago, Houston, San Antonio, Dallas/Fort Worth, McAllen/Brownsville/Harlingen, San Diego, Phoenix, El Paso and Las Vegas).

     BASIS OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Hispanic Broadcasting Corporation and its wholly-owned subsidiaries. The Company consolidates the accounts of subsidiaries when it has a controlling financial interest (over 50%) in the outstanding voting shares of the subsidiary.

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

     INVESTMENTS

         The Company uses the equity method to account for investments when it does not have a controlling interest but has the ability to exercise significant influence over the operating and/or financial decisions of the investee. Investments where the Company does not exert significant influence are accounted for using the cost method. Investments at December 31, 1999 (included in deferred charges and other assets) consist primarily of 50% interests in entities which own transmission towers that are leased to the Company and an interest in a company which is developing the technology for a digital radio broadcasting system.

     PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Expenditures for significant renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred.

         Depreciation is provided in amounts sufficient to relate the asset cost to operations over the estimated useful lives (two to forty years) on a straight-line basis. Leasehold improvements are depreciated over the life of the lease or the estimated service life of the asset, whichever is shorter. Gains or losses from disposition of property and equipment are recognized in the statement of operations.

     INTANGIBLE ASSETS

         Intangible assets are recorded at cost. Amortization of intangible assets is provided in amounts sufficient to charge the asset cost to operations over the estimated useful lives on a straight-line basis. The estimated useful lives are as follows:

         Broadcast licenses                                                 40 years
         Cost in excess of fair value of net assets acquired    principally 40 years
         Other intangibles                                              3 - 40 years

         The Company evaluates periodically the propriety of the carrying amount of intangible assets, including goodwill, as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted income before depreciation, amortization, nonrecurring charges and interest for each of the Company's radio stations over the remaining estimated useful life of the broadcast licenses. If such projections indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amounts of the related intangible assets, a loss is recognized to the extent the carrying amount of the asset exceeds its fair value. At this time, the Company believes that no impairment of goodwill and other intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

     REVENUE RECOGNITION

         Revenue is derived primarily from the sale of advertising time to local and national advertisers. Revenue is recognized as commercials are broadcast.

     ADVERTISING COSTS

         The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are charged to expense in the year incurred and totaled approximately $4.2, $6.4 and $4.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     BARTER TRANSACTIONS

         Barter transactions represent advertising time exchanged for promotional items, advertising, supplies, equipment and services. Barter transactions are recorded at the estimated fair value of the goods or services received. Revenues from barter transactions are recognized as income when commercials are broadcast. Expenses are recognized when goods or services are received or used. Barter transactions are not significant to the Company's consolidated financial statements.

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

     EARNINGS PER SHARE

         Basic earnings per common share is based on net earnings after preferred stock dividend requirements, if any, and the weighted average number of common shares outstanding during each year. Diluted earnings per common share reflects the incremental increase in the weighted average number of common shares due to the dilutive effect of stock options and the Employee Stock Purchase Plan.

     DERIVATIVE FINANCIAL INSTRUMENTS

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used, from time to time, to manage well-defined interest rate risks related to interest on the Company's outstanding debt. There were no outstanding swap agreements or other derivative financial instruments at December 31, 1999 or 1998.

         As interest rates change under interest rate swap and cap agreements, the differential to be paid or received is recognized as an adjustment to interest expense.

     FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and payable, approximate fair value due to the relatively short maturity of these instruments. The carrying amount of long-term obligations, including the current portion, approximates fair value based upon quoted interest rates for the same or similar debt issues.

     CREDIT RISK

         In the opinion of management, credit risk with respect to accounts receivable is limited due to the large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for uncollectible accounts receivable are maintained.

     STOCK BASED COMPENSATION

         The Company accounts for stock options using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25 ("APB 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations.

         Under APB 25, the Company does not recognize compensation expense related to employee stock options since options are not granted at a price below the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has disclosed pro forma net income and net income per share using the fair-value method in calculating compensation expense.

     RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

2.   ACQUISITIONS AND DISPOSITIONS

     1999 ACQUISITIONS

         On January 27, 1999, the Company entered into an asset purchase agreement to acquire for $18.3 million the assets of KHOT(FM), serving the Phoenix market (the "Phoenix Acquisition"). The Phoenix Acquisition closed on April 5, 1999. The asset acquisition was funded with cash generated from operations. Immediately after closing, the station's programming was converted to a Spanish-language format.

         On March 1, 1999, the Company entered into an asset purchase agreement to acquire for $20.3 million the assets of KISF(FM), serving the Las Vegas market (the "Las Vegas Acquisition"). The Las Vegas Acquisition closed on April 30, 1999. The asset acquisition was funded with a $20.0 million borrowing from the Company's $294.0 million revolving credit facility (the "Credit Facility") and $0.3 million cash generated from operations. Immediately after closing, the station's programming was converted to a Spanish-language format.

         On January 2, 1997, the Company acquired an option to purchase all of the assets used in connection with the operation of KSCA(FM), a radio station serving the Los Angeles market (the "KSCA Option"). In connection with the acquisition of the KSCA Option, the Company began providing Spanish-language programming to KSCA(FM) under a time brokerage agreement on February 5, 1997. The Company exercised the KSCA Option and on September 17, 1999, the Company acquired the assets of KSCA(FM) for $118.1 million. The Company had previously paid $13.0 million to acquire and renew the option to purchase the assets of KSCA(FM) and such payments were subtracted from the purchase price at closing. To fund the acquisition, the Company borrowed $38.0 million from the Credit Facility and used $67.1 million of cash. The cash was generated from operating activities and proceeds of the June 1999 secondary public stock offering (the "June 1999 Offering").

         On July 6, 1999, the Company entered into an agreement to acquire from a nonaffiliated trust for $65.0 million, the FCC licenses and transmission equipment of a radio station broadcasting at 94.1 MHz (KLNO(FM)), serving the Dallas/Fort Worth market (the "Dallas Acquisition"). The Dallas Acquisition closed on September 24, 1999. To fund the acquisition, the Company borrowed $8.0 million from the Credit Facility and used $57.0 million of cash. The cash was generated from operating activities and proceeds of the June 1999 Offering.

         With the Dallas Acquisition, the Company assumed a time brokerage agreement whereby an unaffiliated party provided the programming to the radio station broadcasting at 94.1 MHz until January 31, 2000. The time brokerage payments ranged from $12,947 to $15,618 per day. Immediately after the time brokerage agreement terminated, the station's programming was converted to a Spanish-language format.

     1998 ACQUISITIONS

         On December 1, 1997, the Company entered into an asset exchange agreement to exchange WPAT(AM), serving the New York City market, and $115.5 million in cash for the assets of WCAA(FM) (formerly WNWK(FM)), serving the New York City market (the "New York Acquisition"). The New York Acquisition closed on May 22, 1998. The asset exchange was funded with a portion of the proceeds from the January 1998 secondary public stock offering (the "January 1998 Offering"). Immediately after closing, the station's programming was converted to a Spanish-language format.

         On March 25, 1998, the Company entered into an asset purchase agreement to acquire the assets of KLTN(FM) (formerly KKPN(FM)), serving the Houston market, for $54.0 million (the "Houston Acquisition"). The Houston Acquisition closed on May 29, 1998. The asset acquisition was funded with a portion of the proceeds from the January 1998 Offering. Immediately after closing, the station's programming was converted to a Spanish-language format.

         The Company entered into an asset purchase agreement on May 26, 1998, to acquire the assets of KLQV(FM) and KLNV(FM) (formerly KJQY(FM) and KKLQ(FM)) serving the San Diego market (the "San Diego Acquisition") for $65.2 million. The San Diego Acquisition closed on August 10, 1998. The asset acquisition was funded with a portion of the proceeds from the January 1998 Offering, an additional $18.0 million borrowing from the Company's Credit Facility and cash generated from operations. Immediately after closing, the programming of the stations was converted to two Spanish-language formats.

     1997 ACQUISITIONS AND DISPOSITION

         On February 14, 1997, the Company completed its acquisition of Tichenor Media System, Inc. ("Tichenor"), a national radio broadcasting company engaged in the business of acquiring, developing and programming Spanish-language radio stations (the "Tichenor Merger"). At the time of the Tichenor Merger, Tichenor owned or programmed 20 radio stations in six of the ten largest Hispanic markets in the United States. The merger was effected through the merger of a wholly-owned subsidiary of the Company with and into Tichenor. In connection with the merger, management of Tichenor assumed management responsibilities of the Company. Pursuant to the Tichenor Merger, the former Tichenor shareholders and warrant holders received an aggregate of 11,379,756 shares of Common Stock. At the time of the Tichenor Merger, Tichenor had outstanding approximately $72.0 million of long-term debt, which was subsequently refinanced by the Company. In addition, all of Tichenor's outstanding shares of 14% Senior Redeemable Cumulative Preferred Stock were redeemed for approximately $3.4 million. The total purchase price, including closing costs, allocated to net assets acquired was approximately $181.2 million.

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

         All of the acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include the accounts of the acquired businesses from the respective dates of acquisition.

         Unaudited pro forma results of operations for the year ended
December 31, 1998, calculated as though the New York Acquisition had occurred at the beginning of 1998, is as follows (in thousands, except per share data):

                                            Year Ended December 31,
                                         ---------------------------
                                         Historical       Pro forma
                                            1999             1998
                                         ----------       ---------
Net revenues                              $197,920        $165,402
Operating income                            56,158          41,195
Net income                                  34,176          23,963
Net income per common share:
    Basic                                     0.67            0.49
    Diluted                                   0.66            0.48


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

         On October 15, 1999, the Company entered into an asset purchase agreement to acquire for $75.0 million the assets of KRCD(FM) and KRCV(FM) (formerly KACE(FM) and KRTO(FM)), serving the Los Angeles market (the "Los Angeles Acquisition"). The Los Angeles Acquisition closed on January 31, 2000. The asset acquisition was funded with a portion of the proceeds from the November 1999 secondary public stock offering (the "November 1999 Offering"). The stations' programming was converted to a single Spanish-language format in February 2000.

3.   LONG-TERM OBLIGATIONS

         The following is a summary of long-term obligations outstanding as of December 31, 1999 and 1998 (in thousands):

                                                                   1999           1998
                                                                ----------     ----------
Revolving credit facility payable to banks; aggregate
commitment of $294.0 million; interest rate based on
LIBOR plus an applicable margin as determined by the
Company's leverage ratio; interest rates ranged from
5.29%to 5.81%during 1999; payable through December 2004;
secured by 100%of the common stock of the Company's
wholly-owned subsidiaries; the Company is required to
comply with certain financial and nonfinancial covenants        $     -         $     -

Various loans net of imputed interest of 8.1%, payable
in monthly installments through 2001                                108             198

Prize awards net of imputed interest (10%to 12%),
payable in varying annual installments through 2044               1,440           1,470
                                                                 ------          ------
                                                                  1,548           1,668
Less current portion                                                100             121
                                                                 ------          ------
                                                                 $1,448          $1,547
                                                                 ======          ======


         The Company's ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. As of December 31, 1999, the Company had $294.0 million of credit available, and may elect under the terms of the Credit Facility to increase the facility by $150.0 million. The Credit Facility commitment began reducing on September 30, 1999 and continues quarterly through December 31, 2004.

         Maturities of long-term obligations for the five years subsequent to December 31, 1999 are as follows (in thousands):

          YEAR                         AMOUNT
          ----                         ------
          2000                         $  100
          2001                             23
          2002                              6
          2003                              7
          2004                              8
          Thereafter                    1,404


         Interest paid for the years ended December 31, 1999, 1998 and 1997 amounted to $1.7, $1.2, and $3.9 million, respectively.

4.    COMMITMENTS AND CONTINGENCIES

         The Company leases office space and other property under noncancellable operating leases. Terms of the leases vary from three to thirty years. Certain leases have contingent rent clauses whereby rent is increased based on a change in the Consumer Price Index. Various leases have renewal options of five to ten years. Future minimum rental payments under noncancellable operating leases in effect at December 31, 1999 are summarized as follows (in thousands):

          YEAR                         AMOUNT
          ----                         -------
          2000                         $ 4,754
          2001                           4,631
          2002                           4,382
          2003                           4,023
          2004                           3,669
          Thereafter                    19,995

         Rent expense for the years ended December 31, 1999, 1998 and 1997 was $4.3, $3.4, and $2.6 million, respectively.

         The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

5.   STOCKHOLDERS' EQUITY

     COMMON STOCK

         On June 7, 1999, the Company completed the June 1999 Offering, selling 2,000,000 shares of Class A Common Stock at $60.03 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $119.9 million.

         On November 24, 1999, the Company completed the November 1999 Offering, selling 3,051,290 shares of Class A Common Stock at $81.70 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $248.7 million.

         On January 22, 1998, the Company completed the January 1998 Offering, selling 5,175,000 shares of Class A Common Stock at $39.75 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $205.1 million.

         On February 10, 1997, the Company completed a secondary public stock offering selling 9,660,000 shares of its Class A Common Stock for $18.40 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $176.4 million.

         On February 14, 1997, all of the outstanding shares of Class A Common Stock owned by Clear Channel Communications, Inc. ("Clear Channel") were converted to Class B Common Stock. Clear Channel owns all of the issued and outstanding Class B Common Stock. The rights of the Class A and Class B Common Stock are identical except that the Class B Common Stock has no voting rights, except in certain matters. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, at Clear Channel's option, subject to any necessary governmental consents, including the consent of the FCC.

         On November 6, 1997, the Board of Directors of the Company authorized a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend was paid on December 1, 1997 to all holders of common stock at the close of business on November 18, 1997. All financial information related to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to give effect to the split.

     PREFERRED STOCK

         The Company is authorized to issue 5,000,000 shares of $.001 par value Preferred Stock. The Preferred Stock may be issued in series, with the rights and preferences of each series established by the Company's Board of Directors.

6.   INCOME TAXES

         The provision for income tax consists of the following (in thousands):

                                          Year Ended December 31,
                                -------------------------------------------
                                   1999             1998             1997
                                -------------------------------------------
Current:
     Federal                    $  12,618        $   6,103        $   3,144
     State                          3,189            1,693            1,366
                                ---------        ---------        ---------
Total current tax                  15,807            7,796            4,510
                                ---------        ---------        ---------
Deferred:
     Federal                        7,146            9,515            7,783
     State                            860              429              324
                                ---------        ---------        ---------
Total deferred tax                  8,006            9,944            8,107
                                ---------        ---------        ---------
Total income tax                $  23,813        $  17,740        $  12,617
                                =========        =========        =========


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                                 1999            1998
                                                               --------        --------
Deferred tax assets:
     Net operating losses                                      $    970        $  4,161
     Other intangible assets                                      1,999           1,669
     Long-term obligations - prize awards                           561             575
     Allowance for doubtful accounts receivable                     724             910
     Other                                                          187             919
                                                               --------        --------
Total deferred tax assets                                         4,441           8,234
                                                               --------        --------

Deferred tax liabilities:
     Broadcast licenses                                          99,616          93,118
     Property and equipment                                       1,477           2,095
     Restructuring charges                                        7,333           7,395
     Other                                                            7             256
                                                               --------        --------
Total deferred tax liabilities                                  108,433         102,864
                                                               --------        --------
Net deferred tax liabilities                                   $103,992        $ 94,630
                                                               ========        ========


         The reconciliation of income tax expense computed at the federal statutory tax rate to the Company's actual income tax expense is as follows (in thousands):

                                                                 Year Ended December 31,
                                                       -------------------------------------------
                                                          1999             1998            1997
                                                       -------------------------------------------
Federal income tax at statutory rate                   $  20,296        $  15,618        $  10,986
State income taxes, net of federal benefit                 2,632            1,115              942
Nondeductible and non-taxable items, net                     885            1,007              689
                                                       ---------        ---------        ---------
                                                       $  23,813        $  17,740        $  12,617
                                                       =========        =========        =========


         As of December 31, 1999, the Company had tax net operating loss carryforwards for state tax purposes of approximately $28.0 million which expire in 2018 if not used.

         Income taxes paid for the years ended December 31, 1999, 1998 and 1997 amounted to $13.3, $6.0 and $2.2 million, respectively.

7.   EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

                                                         Year Ended December 31,
                                              --------------------------------------------
                                                 1999            1998             1997
                                              --------------------------------------------
Numerator:
     Net income                               $  34,176        $  26,884        $  18,772
                                              =========        =========        =========

Denominator:
     Denominator for basic earnings
         per share                               50,783           49,021           41,671
     Effect of dilutive securities:
         Stock options                              674              318              121
         Employee Stock Purchase
               Plan                                   7                9                -
                                              ---------        ---------        ---------
     Denominator for diluted
         earnings per share                      51,464           49,348           41,792
                                              =========        =========        =========


8.   RETIREMENT PLAN

         The Company has a defined contribution retirement savings plan (the "Plan"). The Plan covers all employees who have reached the age of 18 years and have been employed by the Company for at least one year. The Company matches participants' contributions to the Plan in an amount not to exceed $1,600. The Company, at the sole discretion of the Board of Directors, may make additional supplemental contributions to the Plan. The Company's expenses related to the Plan for the years ended December 31, 1999, 1998 and 1997 amounted to $0.3, $0.3, and $0.2 million, respectively.

9.   STOCK OPTIONS

         In May 1997, the stockholders of the Company approved a stock incentive plan ("Long-Term Incentive Plan"), to be administered by the Board of Directors or by a sub-committee of the Board of Directors. The maximum number of shares of Class A Common Stock that may be the subject of awards at any one time shall be ten percent of the total number of shares of Class A Common Stock outstanding. Options granted under the Long-Term Incentive Plan have a ten-year term and vest one third at the end of years three, four and five.

         The stockholders of the Company also approved an Employee Stock Purchase Plan in May 1997. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During 1999, 1998 and 1997, employees purchased 17,453, 22,222 and 6,753 common shares at average prices of $51.43, $37.22 and $28.26, respectively.

         The Company issued 487,750, 369,650 and 753,000 stock options in 1999, 1998 and 1997, respectively, to various employees of the Company under its Long-Term Incentive Plan. The exercise prices ranged from $16.44 to $83.69 per share, the market prices at dates of issuance.

         The following is a summary of stock options outstanding and exercisable for the years ended December 31, 1997, 1998 and 1999 (in thousands, except per share data):

                                                                   Number               Weighted Average
                                                                  Of Shares         Exercise Price Per Share
                                                                --------------      ------------------------
Stock Options Outstanding:
    Options outstanding at December 31, 1996                               6                   $ 16.44
    Granted                                                              753                     23.88
    Forfeited                                                            (36)                    23.50
                                                                    --------
    Options outstanding at December 31, 1997                             723                     23.84
    Granted                                                              370                     36.26
    Forfeited                                                            (52)                    25.71
                                                                    --------
    Options outstanding at December 31, 1998                           1,041                     28.16
    Granted                                                              487                     48.41
    Forfeited                                                            (52)                    34.55
                                                                    --------
    Options outstanding at December 31, 1999                           1,476                     34.62
                                                                    ========
Exercisable Stock Options:
    Options exercisable at December 31, 1996                               -                         -
    Vested                                                                17                     23.70
                                                                    --------
    Options exercisable at December 31, 1997                              17                     23.70
    Vested                                                                 2                     16.44
                                                                    --------
    Options exercisable at December 31, 1998                              19                     22.93
    Vested                                                                 2                     16.44
                                                                    --------
    Options exercisable at December 31, 1999                              21                     22.31
                                                                    ========


         Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The weighted average fair value at date of grant for options granted in the years ended December 31, 1999, 1998 and 1997 was $26.64, $19.49 and $13.17 per share, respectively. The fair value of these options was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                         1999            1998             1997
----------------------------------------------------------------------------------
Risk-free interest rate                  6.11%            5.22%             6.55%
Dividend yield                           0.00%            0.00%             0.00%
Volatility factor                       50.39%           50.67%            50.00%
Weighted average expected life         6 years          6 years           6 years


         For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options' vesting period. Pro forma results of operations calculated as though the Company had adopted the provisions of SFAS 123 are as follows (in thousands, except per share data):

                                               Year Ended December 31,
                                 ----------------------------------------------
                                     1999             1998              1997
                                 ----------        ----------        ----------
Net income                       $   31,389        $   25,449        $   18,147
Net income per common
    share:
    Basic                              0.62              0.52              0.44
    Diluted                            0.61              0.52              0.44


         The following is a summary of stock options outstanding and exercisable at December 31, 1999:

                                                                              Weighted Average
    Range of                     Shares                                          Remaining
 Exercise Prices              Under Option          Weighted Average          Contractual Life
     Per Share               (in thousands)     Exercise Price Per Share          (in years)
--------------------         --------------     -------------------------     ----------------
Stock Options Outstanding:

$ 16.44 - $ 23.50                    621               $ 23.43                         7.4
  24.69 -   36.25                    348                 35.17                         8.3
  37.50 -   48.88                    424                 42.11                         9.2
  68.00 -   83.69                     83                 77.75                         9.8
                                   -----
                                   1,476
                                   =====
Exercisable Stock Options:

$ 16.44 - $ 24.69                    21                $ 22.31                         7.3


10.  OTHER FINANCIAL INFORMATION

     ACCRUED EXPENSES (IN THOUSANDS):

                                                      December 31,
                                               --------------------------
                                                 1999             1998
                                               ---------        ---------
Wages, salaries and benefits payable           $   4,136        $   3,569
Commissions payable                                5,559            7,366
Advertising payable                                1,636            2,394
Other accrued expenses                             6,697            8,872
                                               ---------        ---------
                                               $  18,028        $  22,201
                                               =========        =========

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except per share data):

                                                    First          Second           Third          Fourth
                                                   Quarter         Quarter         Quarter         Quarter
                                                  ---------       ---------       ---------       ---------
Year ended December 31, 1999:
    Net revenues                                  $ 37,709        $ 51,905        $ 52,370        $ 55,936
    Net income                                       3,319           9,976           9,845          11,036
    Net income per common share - basic
       and diluted                                    0.07            0.20            0.19            0.21

Year ended December 31, 1998:
    Net revenues                                  $ 31,347        $ 44,393        $ 44,206        $ 44,176
    Net income                                       4,344           7,803           7,104           7,633
    Net income per common share - basic
        and diluted                                   0.09            0.16            0.14            0.15


12.  SUBSEQUENT EVENT (UNAUDITED)

         On March 4, 2000, the Company entered into an agreement with subsidiaries of Clear Channel and AMFM Inc. to purchase for approximately $127.0 million the assets of KXPK(FM), KKFR(FM) and KEYI(FM), serving the Denver, Phoenix and Austin markets, respectively. The Company plans to spend approximately $4.0 million for new studios and other costs to operate these new radio stations. The closing of this asset acquisition is expected to occur during the third quarter of 2000. Immediately after closing, the programming of KXPK(FM) and KEYI(FM) will be converted to a Spanish-language format. The present audience of KKFR(FM) includes a large proportion of Hispanics and the programming will continue in its present format after closing. The closing of this transaction is subject to numerous conditions and approvals, including receipt of regulatory approvals under the federal communication laws, review by federal antitrust authorities, and completion of Clear Channel's merger with AMFM Inc.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

     1.  FINANCIAL STATEMENTS

         The following financial statements have been filed under Item 8 of this report:

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

     2.  FINANCIAL STATEMENT SCHEDULES


               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                                                  Additions
                                                           ------------------------
                                            Balance at     Charged to      Charged                     Balance
                                            Beginning      Costs and      to other        Accounts     at end
               Description                  of period       expenses      accounts      Written off    of period
--------------------------------------     -----------     ----------     ---------     ------------   ----------
FOR THE YEAR ENDED DECEMBER 31, 1999:
    Allowance for Doubtful Accounts           $2,301         $1,869          $283          $2,598        $1,855

FOR THE YEAR ENDED DECEMBER 31, 1998:
    Allowance for Doubtful Accounts            2,613          1,417             -           1,729         2,301

FOR THE YEAR ENDED DECEMBER 31, 1997:
    Allowance for Doubtful Accounts            1,128          2,757             -           1,272         2,613


         3. EXHIBITS

EXHIBIT
NUMBER                                         DESCRIPTION
---------           ------------------------------------------------------------------
3.1                 Second Amended and Restated Certificate of Incorporation of
                    the Company dated February 14, 1997 (incorporated by
                    reference to Exhibit 3.1 to the Company's Form 8-K filed
                    March 3, 1997).

3.2                 Certificate of Amendment to the Second Amended and Restated
                    Certificate of Incorporation of the Company dated June 4,
                    1998 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on November 11, 1998).

3.3                 Certificate of Amendment to the Second Amended and Restated
                    Certificate of Incorporation of the Company dated June 8,
                    1999 (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q filed on August 12, 1999).

3.4 Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form
                    S-1 (Registration No. 33-78370) filed on April 29, 1994, as amended ("Company's S-1")).

10.1 Lease dated May 15, 1987, between the Company and Hollywood and Vine Development Co. (incorporated by reference to Exhibit 10.15 of Company's S-1).

10.2                Tower Lease Agreement, dated April 13, 1990, between the
                    Company and KTNQ/KLVE, Inc. (formerly Hispanic Broadcasting of California, Inc.), together with the Assignment and Assumption Agreement dated April 13, 1990 between the
                    Company and The Tower Company (incorporated by reference to
                    Exhibit 10.16 of Company's S-1).

10.3                Lease Agreement dated June 18, 1991 between Newcrow XI and
                    KTNQ/KLVE, Inc. (incorporated by reference to Exhibit 10.17 of Company's S-1).

10.4                Reciprocal Easement Agreement, dated June 18 1991, between
                    Newcrow XI and KTNQ/KLVE, Inc. (incorporated by reference to
                    Exhibit 10.18 of Company's S-1).

10.5 Stock Option Plan (incorporated by reference to Exhibit 10.4 of Company's S-1).

10.6 Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 of Company's S-1).

10.7 Registration Rights Agreement, dated February 14, 1997, by and among the Company, McHenry T. Tichenor, Sr., McHenry T.
                    Tichenor, Jr., Warren W. Tichenor, William E. Tichenor, Jean
                    T. Russell, McHenry T. Tichenor, Jr., as Custodian for David
                    T. Tichenor, Alta Subordinated Debt Partners III, L.P.,
                    Prime II Management, LP, PrimeComm, LP, Ricardo A. del
                    Castillo, Jeffrey Hinson and David D. Lykes (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed
                    March 3, 1997).

10.8 Employment Agreement, dated February 14, 1997, by and between the Company and McHenry T. Tichenor, Jr.
                    (incorporated by reference to Exhibit 10.2 to the Company's
                    Form 8-K filed March 3, 1997).

10.9 Stockholders Agreement, dated February 14, 1997, by and among the Company and each of the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Schedule 13D of McHenry T. Tichenor, Jr.
                    filed February 14, 1997).


EXHIBIT
NUMBER                                         DESCRIPTION
---------           ------------------------------------------------------------------
10.10               Registration Rights Agreement, dated February 14, 1997, by and among the Company and Clear Channel Communications, Inc.
                    (incorporated by reference to Exhibit 10.4 to the Company's
                    Form 8-K filed March 3, 1997).

10.11               Credit Agreement among the Company and its subsidiaries, The
                    Chase Manhattan Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits
                    (Schedules omitted) (incorporated by reference to Exhibit
                    10.5 to the Company's Form 8-K filed on May 14, 1997).

10.12 Credit Agreement Amendment No. 1 among the Company and its subsidiaries, the Chase Manhattan Bank, as administrative agent, and certain other lenders, dated May 6, 1999 without Exhibits (Schedules omitted).

10.13               Hispanic Broadcasting Corporation Long-Term Incentive Plan
                    (incorporated by reference to Appendix A to the Company's
                    Definitive Proxy Statement filed on April 24, 1997
                    (Commission File No. 000-24516)).

10.14               Hispanic Broadcasting Corporation Amended and Restated 1997
                    Employee Stock Purchase Plan (incorporated by reference to the Company's Form S-8 filed on December 31, 1997).

10.15               Asset Purchase Agreement, dated April 28, 1999, by and among
                    Golden West Broadcasters, Jacqueline Autry and Stanley B.
                    Schneider, as co-trustees of the Autry Qualified Interest
                    Trust, KTNQ/KLVE, Inc., HBC License Corporation and Heftel
                    Broadcasting Corporation (incorporated by reference to the Company's Form 10-Q filed on May 14, 1999).

10.16 Asset Exchange Agreement, dated April 14, 1999, by and between Glendale Broadcasting, Inc., KLNZ License Company,
                    LLC, and Heftel Broadcasting Corporation (incorporated by reference to the Company's Form 10-Q filed on August 12,
                    1999).

10.17               First Amendment To Asset Exchange Agreement, dated May 14,
                    1999, by and between Glendale Broadcasting, Inc., KLNZ
                    License Company, LLC, and Heftel Broadcasting Corporation
                    (incorporated by reference to the Company's Form 10-Q filed on August 12, 1999).

10.18               Bridge Loan Agreement, dated May 21, 1999, by and between
                    Sunburst Texas, LP, Heftel Broadcasting Texas, L.P., and
                    Heftel Broadcasting Corporation (incorporated by reference to the Company's Form 10-Q filed on August 12, 1999).

10.19               Asset Purchase Agreement, dated July 6, 1999, by and between
                    SBT Communications Statutory Trust and HBC Broadcasting
                    Texas, L.P. (incorporated by reference to the Company's Form
                    10-Q filed on August 12, 1999).

10.20 Time Brokerage Agreement dated September 22, 1999, by and between SBT Communications Statutory Trust and Sunburst
                    Dallas, LP (incorporated by reference to the Company's Form
                    10-Q filed on November 1, 1999).

10.21 Asset Purchase Agreement dated October 15, 1999, by and between Cox Radio, Inc. and Hispanic Broadcasting
                    Corporation (incorporated by reference to the Company's Form
                    10-Q filed on November 1, 1999).


EXHIBIT
NUMBER                                         DESCRIPTION
---------           ------------------------------------------------------------------
10.22               Asset Purchase Agreement dated March 4, 2000, by and between
                    Clear Channel Broadcasting, Inc., Clear Channel Broadcasting
                    Licenses, Inc., AMFM Radio Licenses LLC, AMFM Ohio, Inc.,
                    AMFM Houston, Inc. and Hispanic Broadcasting Corporation.

11                  Statement Regarding Computation of Per Share Earnings.

12.1                Statement Regarding Computation of Ratio of Earnings to
                    Fixed Charges.

12.2                Statement Regarding Computation of Ratio of Earnings to
                    Combined Fixed Charges and Preferred Stock Dividends.

21                  Subsidiaries of the Company.

23                  Consent of KPMG LLP.

24                  Power of Attorney (included on Signature Page).

27                  Financial Data Schedule.


         Registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

(b)

         REPORTS ON FORM 8-K

                  The Company filed a report on Form 8-K dated October 7, 1999, disclosing the acquisition of radio stations KSCA(FM) and KLNO(FM).

                  The Company filed a report on Form 8-K on October 15, 1999, which included the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                       HISPANIC BROADCASTING CORPORATION

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

           NAME                                           TITLE                                   DATE
           ----                                           -----                                   ----

/s/ McHenry T. Tichenor, Jr.               President, Chief Executive Officer and            March 30, 2000
------------------------------------          Chairman of the Board of Directors
McHenry T. Tichenor, Jr.


/s/ Jeffrey T. Hinson                      Senior Vice President, Chief Financial            March 30, 2000
------------------------------------          Officer and Treasurer
Jeffrey T. Hinson                             (Principal Financial Officer)


/s/ David P. Gerow
------------------------------------          Vice President and Controller                  March 30, 2000
David P. Gerow                                (Principal Accounting Officer)


/s/ McHenry T. Tichenor                    Director                                          March 30, 2000
---------------------------
McHenry T. Tichenor


/s/ Robert W. Hughes                       Director                                          March 30, 2000
------------------------------------
Robert W. Hughes


/s/ James M. Raines                        Director                                          March 30, 2000
------------------------------------
James M. Raines


/s/ Ernesto Cruz                           Director                                          March 30, 2000
------------------------------------
Ernesto Cruz

