Form 10-Q
period 2000-03-31
HISPANIC BROADCASTING CORP
filed 2000-05-11
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

     (Mark One)
     [x] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2000

                                        or

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

                             Yes [x]          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                                  Outstanding at May 1, 2000
-----                                                  ---------------------------

Class A Common Stock, $.001 Par Value                          40,251,462
Class B Non-Voting Common Stock, $.001 Par Value               14,156,470


                                          HISPANIC BROADCASTING CORPORATION

                                                  MARCH 31, 2000

                                                       INDEX

PART I.        FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 2000
                  and December 31, 1999................................................................  2

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2000 and 1999...........................................  3

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999...........................................  4

                  Notes to Condensed Consolidated Financial Statements ................................  5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations ...................................................................  7

Item 3.       Quantitative and Qualitative Disclosures about
              Market Risk ............................................................................. 10




PART II.       OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................ 10

Item 6.       Exhibits and Reports on Form 8-K ........................................................ 10


                                      PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                           HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                 (in thousands except number of shares)

                                                                             March 31,           December 31,
                                                                               2000                 1999
                                                                           ------------          ------------
                                               ASSETS
Current assets:
   Cash and cash equivalents                                                $   149,035           $   215,136
   Accounts receivable, net                                                      34,695                40,621
   Prepaid expenses and other current assets                                      1,923                   825
                                                                            -----------           -----------
      Total current assets                                                      185,653               256,582

Property and equipment, at cost, net                                             42,242                40,923

Intangible assets, net                                                          916,432               848,351

Deferred charges and other assets                                                13,860                11,282
                                                                            -----------           -----------
      Total assets                                                          $ 1,158,187           $ 1,157,138
                                                                            ===========           ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                    $    20,018           $    25,345
   Current portion of long-term obligations                                          85                   100
                                                                            -----------           -----------
      Total current liabilities                                                  20,103                25,445
                                                                            -----------           -----------

Long-term obligations, less current portion                                       1,439                 1,448
                                                                            -----------           -----------

Deferred income taxes                                                           104,742               103,992
                                                                            -----------           -----------

Stockholders' equity:
   Preferred Stock, cumulative, $.001 par value;
        authorized 5,000,000 shares; no shares issued or outstanding                 --                    --
   Class A Common Stock, $.001 par value; authorized
        100,000,000 shares; issued and outstanding
        40,251,462 at March 31, 2000 and 40,244,778 at
        December 31, 1999                                                            40                    40
   Class B Common Stock, convertible, $.001 par value; authorized
        50,000,000 shares; issued and outstanding
        14,156,470 shares                                                            14                    14
   Additional paid-in capital                                                 1,035,222             1,034,791
   Accumulated deficit                                                           (3,373)               (8,592)
                                                                            -----------           -----------
      Total stockholders' equity                                              1,031,903             1,026,253
                                                                            -----------           -----------
      Total liabilities and stockholders' equity                            $ 1,158,187           $ 1,157,138
                                                                            ===========           ===========

         See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (in thousands except per share data)


                                                        Three Months Ended March 31,
                                                      -------------------------------
                                                         2000                 1999
                                                      ---------            ----------

Net revenues                                           $ 46,539            $ 37,709
Operating expenses                                       29,671              24,051
Depreciation and amortization                             8,208               6,230
                                                       --------            --------
Operating income before corporate expenses                8,660               7,428
Corporate expenses                                        1,666               1,663
                                                       --------            --------
Operating income                                          6,994               5,765
Interest income (expense), net                            1,927                (140)
                                                       --------            --------
Income before income tax                                  8,921               5,625
Income tax                                                3,702               2,306
                                                       --------            --------
Net income                                             $  5,219            $  3,319
                                                       ========            ========

Net income per common share:
   Basic                                               $   0.10            $   0.07
   Diluted                                             $   0.09            $   0.07

Weighted average common shares outstanding:
   Basic                                                 54,408              49,339
   Diluted                                               55,369              49,729


         See accompanying notes to condensed consolidated financial statements.

                      HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                       (in thousands)


                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                   2000                 1999
                                                                ---------             --------

Cash flows from operating activities:
   Net income                                                   $   5,219             $  3,319
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Provision for bad debts                                       1,067                  469
      Depreciation and amortization                                 8,208                6,230
      Deferred income taxes                                           750                  750
      Other                                                           123                   56
      Changes in operating assets and liabilities                  (1,566)                 668
                                                                ---------             --------
         Net cash provided by operating activities                 13,801               11,492
                                                                ---------             --------

Cash flows from investing activities:
   Property and equipment acquisitions                             (2,528)              (1,074)
   Dispositions of property and equipment                              35                   12
   Additions to intangible assets                                     (34)                  (5)
   Increase in deferred charges and other assets                   (2,761)                (758)
   Acquisition of radio stations                                  (75,002)                  --
                                                                ---------             --------
         Net cash used in investing activities                    (80,290)              (1,825)
                                                                ---------             --------

Cash flows from financing activities:
   Payments on long-term obligations                                  (23)                 (22)
   Proceeds from stock issuances, net of costs                        411                  391
                                                                ---------             --------
         Net cash provided by financing activities                    388                  369
                                                                ---------             --------

Net increase (decrease) in cash and cash equivalents              (66,101)              10,036
Cash and cash equivalents at beginning of period                  215,136               10,293
                                                                ---------             ---------
Cash and cash equivalents at end of period                      $ 149,035             $ 20,329
                                                                =========             =========

         See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Hispanic Broadcasting Corporation (formerly Heftel Broadcasting Corporation) and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB delayed the required adoption of SFAS No. 133 and now the statement is effective for years beginning after June 15, 2000. The Company plans to adopt this statement in fiscal year 2001. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

3.   ACQUISITIONS AND DISPOSITIONS

     2000 ACQUISITION

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

         On March 1, 1999, the Company entered into an asset purchase agreement to acquire for $20.3 million the assets of KISF(FM), serving the Las Vegas market (the "Las Vegas Acquisition"). The Las Vegas Acquisition closed on April 30, 1999. The asset acquisition was financed with a $20.0 million borrowing from the Company's $288.0 million revolving credit facility (the "Credit Facility") and $0.3 million cash generated from operations. Immediately after closing, the station's programming was converted to a Spanish-language format.

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

         With the Dallas Acquisition, the Company assumed a time brokerage agreement whereby an unaffiliated party provided the programming to the radio station broadcasting at 94.1 MHz until January 31, 2000. The time brokerage agreement fees were $484,158 ($15,618 per day) for the three months ended March 31, 2000. Immediately after the time brokerage agreement terminated, the station's programming was converted to a Spanish-language format.

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

         On March 4, 2000, the Company entered into an agreement with subsidiaries of Clear Channel Communications, Inc. ("Clear Channel") and AMFM Inc. to purchase for approximately $127.0 million the assets of KXPK(FM), KKFR(FM) and KEYI(FM), serving the Denver, Phoenix and Austin markets, respectively. The Company plans to spend approximately $4.0 million for new studios and other costs to operate these new radio stations. The closing of this asset acquisition is expected to occur during the third quarter of 2000. Immediately after closing, the programming of KXPK(FM) and KEYI(FM) will be converted to a Spanish-language format. The present audience of KKFR(FM) includes a large proportion of Hispanics and the programming will continue in its present format after closing. The closing of this transaction is subject to numerous conditions and approvals, including receipt of regulatory approvals under the federal communication laws, review by federal antitrust authorities, and completion of Clear Channel's merger with AMFM Inc.

4.   LONG-TERM OBLIGATIONS

         The Company's ability to borrow under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. As of March 31, 2000, the Company has $288.0 million of credit available, and may elect under the terms of the Credit Facility to increase the facility by $150.0 million. Availability under the Credit Facility decreases quarterly commencing September 30, 1999 and ending December 31, 2004.

         As of March 31, 2000 and 1999, the Company had no outstanding balance due on the Credit Facility.

5.   STOCKHOLDERS' EQUITY

         On November 24, 1999, the Company completed the November 1999 Offering, selling 3,051,290 shares of Class A Common Stock at $81.70 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $248.7 million.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

                                                        Three Months Ended March 31,
                                                      ------------------------------
                                                         2000                1999
                                                      ---------            ---------

Numerator:
  Net income                                            $ 5,219              $ 3,319
                                                      =========            =========

Denominator:
  Denominator for basic earnings per share               54,408               49,339
  Effect of dilutive securities:
      Stock options                                         958                  383
      Employee Stock Purchase Plan                            3                    7
                                                      ---------            ---------
  Denominator for diluted earnings per share             55,369               49,729
                                                      =========            =========


6.   LONG-TERM INCENTIVE PLAN

         On May 21, 1997, the stockholders of the Company approved the Hispanic Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan"). The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) five percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase
Plan). The Company has granted incentive and non-qualified stock options for 1,475,984 shares of Class A Common Stock to directors and key employees. The exercise prices range from $16.44 to $103.94 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The performance of a radio station group is customarily measured by its ability to generate broadcast cash flow. The two components of broadcast cash flow are net revenues (gross revenues net of agency commissions) and operating expenses (excluding depreciation, amortization and corporate general and administrative expense). The primary source of revenues is the sale of broadcasting time for advertising. The Company's most significant operating expenses for purposes of the computation of broadcast cash flow are employee salaries and commissions, programming expenses, and advertising and promotion expenses. Management of the Company strives to control these expenses by working closely with local station management. The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the first calendar quarter generally produces the lowest revenues. The fourth quarter generally produces the highest revenues.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         The results of operations for the three months ended March 31, 2000 are not comparable to results of operations for the same period in 1999 primarily due to the start-up of radio stations KHOT(FM) in Phoenix on April 5, 1999, the radio station broadcasting at 94.1 MHz (KLNO(FM)) in Dallas on September 24, 1999, and KRCD(FM) and KRCV(FM) in Los Angeles on January 31, 2000.

         Net revenues increased by $8.8 million or 23.3% to $46.5 million for the three months ended March 31, 2000 from $37.7 million for the same period in 1999. Net revenues increased for the three months ended March 31, 2000, compared to the same period in 1999 primarily because of (a) revenue growth of same stations, and (b) revenues from start-up stations which were acquired in 1998 and are not currently classified as same stations, and (c) revenues from start-up stations acquired in 1999 which were not operating for the three months ended March 31, 1999. Same station revenues benefited from improved performance from the Company's news/talk stations, which had posted revenue declines a year earlier.

         Operating expenses increased by $5.5 million or 22.8% to $29.6 million for the three months ended March 31, 2000 from $24.1 million for the same period in 1999. Operating expenses increased primarily due to an increase in operating expenses of same stations and secondly from increases in operating expenses of start-up stations. We increased the promotion of our radio stations and invested in additional sales and marketing personnel. The provision for bad debts for the three months ended March 31, 2000 increased by $0.6 million over the same period of 1999 due to our estimate that a certain agency account is uncollectable. As a percentage of net revenues, operating expenses decreased to 63.7% from 63.9% for the three months ended March 31, 2000 and 1999, respectively.

         Operating income before corporate expenses, depreciation and amortization ("broadcast cash flow") for the three months ended March 31, 2000 increased 24.3% to $16.9 million compared to $13.6 million for the same period in 1999. Broadcast cash flow losses associated with the Company's start-up stations were approximately $0.8 and $0.9 million for the three months ended March 31, 2000 and 1999, respectively. As a percentage of net revenues, broadcast cash flow increased to 36.3% from 36.1% for the three months ended March 31, 2000 and 1999, respectively.

         Corporate expenses were $1.7 million for the three months ended March 31, 2000 and 1999. As a percentage of net revenues, corporate expenses decreased to 3.7% from 4.5% for the three months ended March 31, 2000 and 1999, respectively.

         EBITDA for the three months ended March 31, 2000 increased 27.7% to $15.2 million, compared to $11.9 million for the same period in 1999. As a percentage of net revenues, EBITDA increased to 32.7% from 31.6% for the three months ended March 31, 2000 and 1999, respectively.

         Depreciation and amortization for the three months ended March 31, 2000 increased 32.3% to $8.2 million compared to $6.2 million for the same period in 1999. The increase is due to radio station acquisitions and capital expenditures.

         Interest income, net increased to $1.9 million from $0.1 million of interest expense, net of interest income for the three months ended March 31, 2000 and 1999, respectively. The increase was due to cash and cash equivalents being much higher in 2000 ($149.0 million) than in 1999 ($20.3 million) due to the unspent proceeds of the November 1999 Offering.

         Federal and state income taxes are being provided at an effective rate of 41.5% in 2000 and 41.0% in 1999. The increase in the effective tax rate in 2000 is due to an increase in the estimated effective state tax rate.

         For the three months ended March 31, 2000, the Company's net income totaled $5.2 million ($0.09 per common share - diluted) compared to $3.3 million ($0.07 per common share) in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the three months ended March 31, 2000 was $13.8 million as compared to $11.5 million for the same period in 1999. Net cash used in investing activities was $80.3 and $1.8 million for the three months ended March 31, 2000 and 1999, respectively. The $78.5 million increase from 1999 to 2000 is primarily due to the acquisition of KRCD(FM) and KRCV(FM) in 2000 for $75.0 million and a $1.4 million increase in property and equipment acquisitions for the three months ended March 31, 2000 compared to the same period in 1999. Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2000 and 1999.

         Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $2.5 and $1.1 million for the three months ended March 31, 2000 and 1999, respectively. Approximately $0.9 million of the capital expenditures incurred during the three months ended March 31, 2000 related to radio signal upgrade projects for four different radio stations and the build-out of studios related to the Phoenix Acquisition compared to $0.6 million incurred in the same period in 1999.

         Available cash on hand plus cash flow provided by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund capital expenditures. Management believes the Company will have sufficient cash on hand and cash provided by operations to finance its operations, satisfy its debt service requirements, and to fund capital expenditures. Management regularly reviews potential acquisitions. Future acquisitions will be financed primarily through available cash on hand, proceeds from borrowings under the Credit Facility, proceeds from securities offerings, and/or from cash provided by operations.

FORWARD LOOKING STATEMENTS

         Certain statements contained in this report are not based on historical facts, but are forward looking statements that are based on numerous assumptions made as of the date of this report. When used in the preceding and following discussions, the words "believes," "intends," "expects," "anticipates" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors and regulatory developments affecting the Company's operations, acquisitions and dispositions of broadcast properties described elsewhere herein, the financial performance of start-up stations, and efforts by the new management to integrate its operating philosophies and practices at the station level. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company disclaims any obligation to update the forward looking statements in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is subject to interest rate risk on the interest earned on cash and cash equivalents. A change of 10% in the interest rate earned on short-term investments would not have had a significant impact on the Company's historical financial statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


     Exhibit No.                             Description
     -----------                             -----------

         3.1 Second Amended and Restated Certificate of Incorporation of the Company dated February 14, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 3,
                  1997).

         3.2      Certificate of Amendment to the Second Amended and Restated
                  Certificate of Incorporation of the Company dated June 4,
                  1998 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on November 12, 1998).

         3.3      Certificate of Amendment to the Second Amended and Restated
                  Certificate of Incorporation of the Company dated June 3,
                  1999 (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q filed on August 12, 1999).

         3.4 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
                  Statement on Amendment No. 3 to Form S-1 (Registration No.
                  33-78370) filed on July 8, 1994).

         4.1 Credit Agreement among the Company and its subsidiaries, The Chase Manhattan Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits
                  (Schedules omitted) (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on March 3, 1997).

         4.2 Credit Agreement Amendment No. 1 among the Company and its subsidiaries, the Chase Manhattan Bank, as administrative agent, and certain other lenders, dated May 6, 1999 without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed on March 30,
                  2000).

         27       Financial Data Schedule.

     (b) Reports on Form 8-K

                  None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Hispanic Broadcasting Corporation
                                   -----------------------------------
                                            (Registrant)


                                    /s/ Jeffrey T. Hinson
                                   -----------------------------------
                                   Jeffrey T. Hinson
                                   Senior Vice President/
                                   Chief Financial Officer



Dated:   May 11, 2000

                                Index To Exhibits
                                -----------------

     Exhibit No.                       Description
     -----------                       -----------

         3.1 Second Amended and Restated Certificate of Incorporation of the Company dated February 14, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on March 3,
                  1997).

         3.2      Certificate of Amendment to the Second Amended and Restated
                  Certificate of Incorporation of the Company dated June 4,
                  1998 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed on November 12, 1998).

         3.3      Certificate of Amendment to the Second Amended and Restated
                  Certificate of Incorporation of the Company dated June 3,
                  1999 (incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q filed on August 12, 1999).

         3.4 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
                  Statement on Amendment No. 3 to Form S-1 (Registration No.
                  33-78370) filed on July 8, 1994).

         4.1 Credit Agreement among the Company and its subsidiaries, The Chase Manhattan Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits
                  (Schedules omitted) (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on March 3, 1997).

         4.2 Credit Agreement Amendment No. 1 among the Company and its subsidiaries, the Chase Manhattan Bank, as administrative agent, and certain other lenders, dated May 6, 1999 without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed on March 30,
                  2000).

         27       Financial Data Schedule.
