Form 10-Q
period 2000-06-30
HISPANIC BROADCASTING CORP
filed 2000-08-11
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

             (Mark One)

[x]      Quarterly report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended June 30, 2000

                                       or

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

                                 Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                             OUTSTANDING AT AUGUST 1, 2000
-----                                             -----------------------------
Class A Common Stock, $.001 Par Value                      80,502,924
Class B Non-Voting Common Stock, $.001 Par Value           28,312,940


                        HISPANIC BROADCASTING CORPORATION

                                  JUNE 30, 2000

                                      INDEX


PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of June 30, 2000
                    and December 31, 1999............................................................... 2

                    Condensed Consolidated Statements of Operations for the
                    Three Months Ended June 30, 2000 and 1999 and the
                    Six Months Ended June 30, 2000 and 1999............................................. 3

                    Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 2000 and 1999............................................. 4

                    Notes to Condensed Consolidated Financial Statements ............................... 5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ................................................................ 8

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk ......................................................................... 11




PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.................................................................... 11

Item 6.           Exhibits and Reports on Form 8-K .................................................... 11


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                     (in thousands except number of shares)

                                                                                          June 30,              December 31,
                                                                                            2000                    1999
                                                                                        -----------             -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                            $   143,136             $   215,136
   Accounts receivable, net                                                                  52,684                  40,621
   Prepaid expenses and other current assets                                                  1,751                     825
                                                                                        -----------             -----------
         Total current assets                                                               197,571                 256,582

Property and equipment, at cost, net                                                         42,734                  40,923

Intangible assets, net                                                                      910,108                 848,351

Deferred charges and other assets                                                            19,233                  11,282
                                                                                        -----------             -----------
         Total assets                                                                   $ 1,169,646             $ 1,157,138
                                                                                        ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                $    17,475             $    25,345
   Current portion of long-term obligations                                                      70                     100
                                                                                        -----------             -----------
         Total current liabilities                                                           17,545                  25,445
                                                                                        -----------             -----------

Long-term obligations, less current portion                                                   1,429                   1,448
                                                                                        -----------             -----------

Deferred income taxes                                                                       106,592                 103,992
                                                                                        -----------             -----------

Stockholders' equity:
   Preferred Stock, cumulative, $.001 par value;
         authorized 5,000,000 shares; no shares issued or outstanding                            --                      --
   Class A Common Stock, $.001 par value; authorized
         175,000,000 shares at June 30, 2000 and 100,000,000 shares at
         December 31, 1999; issued and outstanding 80,502,924 at
         June 30, 2000 and 80,489,556 at December 31, 1999                                       81                      80
   Class B Common Stock, convertible, $.001 par value;
         authorized 50,000,000 shares; issued and outstanding
         28,312,940 shares                                                                       28                      28
   Additional paid-in capital                                                             1,035,290               1,034,737
   Retained earnings (accumulated deficit)                                                    8,681                  (8,592)
                                                                                        -----------             -----------
         Total stockholders' equity                                                       1,044,080               1,026,253
                                                                                        -----------             -----------
         Total liabilities and stockholders' equity                                     $ 1,169,646             $ 1,157,138
                                                                                        ===========             ===========


    See accompanying notes to condensed consolidated financial statements.

                HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (in thousands except per share data)

                                                                 Three Months Ended                   Six Months Ended
                                                                       June 30,                           June 30,
                                                              -------------------------          --------------------------
                                                                2000              1999              2000              1999
                                                              -------           -------          --------           -------
Net revenues                                                  $64,771           $51,905          $111,309           $89,614
Operating expenses                                             34,981            27,064            64,652            51,115
Depreciation and amortization                                   8,282             6,497            16,490            12,726
                                                              -------           -------          --------           -------
Operating income before corporate expenses                     21,508            18,344            30,167            25,773
Corporate expenses                                              2,783             1,563             4,448             3,226
                                                              -------           -------          --------           -------
Operating income                                               18,725            16,781            25,719            22,547
Interest income (expense), net                                  1,880               128             3,807              (13)
                                                              -------           -------          --------           -------
Income before income tax                                       20,605            16,909            29,526            22,534
Income tax                                                      8,551             6,933            12,253             9,239
                                                              -------           -------          --------           -------
Net income                                                    $12,054           $ 9,976          $ 17,273           $13,295
                                                              =======           =======          ========           =======

Net income per common share -
     basic and diluted                                        $  0.11           $  0.10          $   0.16           $  0.13

Weighted average common shares outstanding:
     Basic                                                    108,816            99,689           108,816            99,184
     Diluted                                                  110,598           100,977           110,668           100,218


     See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                               --------------------------------
                                                                                   2000                1999
                                                                               ------------        ------------
Cash flows from operating activities:
   Net income                                                                  $     17,273        $     13,295
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Provision for bad debts                                                         1,556                 738
      Depreciation and amortization                                                  16,490              12,727
      Deferred income taxes                                                           2,600               3,050
      Other                                                                             294                 114
      Changes in operating assets and liabilities                                   (22,415)             (5,332)
                                                                               ------------        ------------
         Net cash provided by operating activities                                   15,798              24,592
                                                                               ------------        ------------

Cash flows from investing activities:
   Property and equipment acquisitions                                               (4,744)             (3,899)
   Dispositions of property and equipment                                                70                 905
   Additions to intangible assets                                                      (275)                (10)
   Increase in deferred charges and other assets                                     (8,211)               (500)
   Acquisitions of radio stations                                                   (75,002)            (38,748)
                                                                               ------------        ------------
         Net cash used in investing activities                                      (88,162)            (42,252)
                                                                               ------------        ------------

Cash flows from financing activities:
   Borrowing on long-term obligations                                                    --              20,000
   Payments on long-term obligations                                                    (47)            (20,064)
   Proceeds from stock issuances, net of costs                                          411             120,414
                                                                               ------------        ------------
         Net cash provided by financing activities                                      364             120,350
                                                                               ------------        ------------

Net increase (decrease) in cash and cash equivalents                                (72,000)            102,690
Cash and cash equivalents at beginning of period                                    215,136              10,293
                                                                               ------------        ------------
Cash and cash equivalents at end of period                                     $    143,136        $    112,983
                                                                               ============        ============


     See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Hispanic Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB delayed the required adoption of SFAS No. 133 and now the statement is effective for years beginning after June 15, 2000. The Company plans to adopt this statement in 2001. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

         The FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44") in March 2000. Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. The interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or the results of operations of the Company upon adoption.

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

         On March 1, 1999, the Company entered into an asset purchase agreement to acquire for $20.3 million the assets of KISF(FM), serving the Las Vegas market (the "Las Vegas Acquisition"). The Las Vegas Acquisition closed on April 30, 1999. The asset acquisition was financed with a $20.0 million borrowing from the Company's $282.0 million revolving credit facility (the "Credit Facility") and $0.3 million cash generated from operations. Immediately after closing, the station's programming was converted to a Spanish-language format.

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

         With the Dallas Acquisition, the Company assumed a time brokerage agreement whereby an unaffiliated party provided the programming to the radio station broadcasting at 94.1 MHz until January 31, 2000. The time brokerage agreement fees were $484,158 ($15,618 per day) for the six months ended June 30, 2000. Immediately after the time brokerage agreement terminated, the station's programming was converted to a Spanish-language format.

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

         On May 31, 2000, the Company entered into an asset purchase agreement to acquire for $45.0 million the assets of KBUC(FM) and KRNH(FM), serving the San Antonio market (the "San Antonio Acquisitions"). The closing of the San Antonio Acquisitions is expected to occur during the third and fourth quarters of 2000 for KRNH(FM) and KBUC(FM), respectively. Immediately after closing, the programming of each station will be converted to separate Spanish-language formats.

     DISALLOWED TRANSACTION

         On March 4, 2000, the Company entered into an agreement with subsidiaries of Clear Channel Communications, Inc. ("Clear Channel") and AMFM Inc. to purchase for approximately $127.0 million the assets of KXPK(FM), KKFR(FM) and KEYI(FM), serving the Denver, Phoenix and Austin markets, respectively. The Department of Justice ("DOJ") has disallowed the Company from making this acquisition. The DOJ required these radio stations to be divested by Clear Channel or AMFM Inc. in connection with the merger of these two companies. Clear Channel owns a 26% passive, nonvoting equity interest in the Company.

4.   LONG-TERM OBLIGATIONS

         The Company's ability to borrow under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. As of June 30, 2000, the Company has $282.0 million of credit available, and may elect under the terms of the Credit Facility to increase the facility by $147.5 million. The Credit Facility commitment reduces quarterly through December 31, 2004.

         As of June 30, 2000 and 1999, the Company had no outstanding balance due on the Credit Facility.

5.   STOCKHOLDERS' EQUITY

         On May 25, 2000, the Board of Directors of the Company authorized a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend was paid on June 15, 2000 to all holders of common stock at the close of business on June 5, 2000. All financial information related to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to give effect to the split, unless otherwise noted.

         On November 24, 1999, the Company completed the November 1999 Offering, selling 6,102,580 shares of Class A Common Stock at $40.85 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $248.7 million.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                           June 30,
                                                           ----------------------------         ------------------------
                                                             2000                1999             2000            1999
                                                           --------            --------         --------        --------
Numerator:
  Net income                                               $ 12,054            $  9,976         $ 17,273        $ 13,295
                                                           ========            ========         ========        ========

Denominator:
  Denominator for basic earnings per share                  108,816              99,689          108,816          99,184
  Effect of dilutive securities:
    Stock options                                             1,758               1,266            1,837           1,017
    Employee Stock Purchase Plan                                 24                  22               15              17
                                                           --------            --------         --------        --------
  Denominator for diluted earnings per share                110,598             100,977          110,668         100,218
                                                           ========            ========         ========        ========


6.   LONG-TERM INCENTIVE PLAN

         On May 21, 1997, the stockholders of the Company approved the Hispanic Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan"). The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) ten percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's

Employee Stock Purchase Plan). The Company has granted incentive and non-qualified stock options for 4,008,068 shares of Class A Common Stock primarily to directors and key employees. The exercise prices range from $8.22 to $51.38 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

         The results of operations for the three and six months ended June 30, 2000 are not comparable to results of operations for the same periods in 1999 primarily due to the start-up of radio stations KHOT(FM) in Phoenix on April 5, 1999, the radio station broadcasting at 94.1 MHz (KLNO(FM)) in Dallas on September 24, 1999, and KRCD(FM) and KRCV(FM) in Los Angeles on January 31, 2000.

         Net revenues increased by $12.9 million or 24.9% to $64.8 million for the three months ended June 30, 2000 from $51.9 million for the same period in 1999. Net revenues for the six months ended June 30, 2000 increased by $21.7 million, or 24.2% to $111.3 million, compared to $89.6 million for the same period in 1999. Net revenues increased for the three and six months ended June 30, 2000, compared to the same periods in 1999 primarily because of (a) revenue growth of same stations, (b) revenues from start-up stations which were acquired or reformatted in 1998 and are not currently classified as same stations, and (c) revenues from start-up stations acquired or reformatted in 1999 and 2000. Same station revenues benefited from improved performance of the Company's news/talk stations, which collectively had posted revenue declines a year earlier.

         Operating expenses increased by $7.9 million or 29.2% to $35.0 million for the three months ended June 30, 2000 from $27.1 million for the same period in 1999. Operating expenses for the six months ended June 30, 2000 increased by $13.5 million or 26.4% to $64.6 million, compared to $51.1 million for the same period in 1999. Operating expenses increased primarily due to (a) an increase in operating expenses of same stations, (b) increases in operating expenses of start-up stations, and (c) costs associated with the development, launch and operation of the Company's radio station Internet websites and local portals. We increased the promotion of our radio stations to improve the ratings and invested in on-air talent, programming research, additional sales and marketing personnel and our non-traditional revenue initiative. Non-traditional revenues are revenues from the implementation of new business development techniques. The provision for bad debts for the six months ended June 30, 2000 increased by $0.9 million over the same period of 1999 due to our estimate that a certain agency account is uncollectable. As a percentage of net revenues, operating expenses increased to 54.0% from 52.2% for the three months ended June 30, 2000 and 1999, respectively, and increased to 58.0% from 57.0% for the six months ended June 30, 2000 and 1999, respectively.

         Operating income before corporate expenses, depreciation and amortization ("broadcast cash flow") for the three and six months ended June 30, 2000 increased 20.2% and 21.3%, to $29.8 and $46.7 million, respectively, compared to $24.8 and $38.5 million, respectively, for the same periods in 1999. As a percentage of net revenues, broadcast cash flow decreased to 46.0% from 47.8% for the three months ended June 30, 2000 and 1999, respectively, and decreased to 42.0% from 43.0% for the six months ended June 30, 2000 and 1999, respectively.

         Corporate expenses increased by $1.3 million or 86.7% to $2.8 million for the three months ended June 30, 2000 from $1.5 million for the same period in 1999. Corporate expenses for the six months ended June 30, 2000 increased by $1.3 million, or 40.6%, to $4.5 million, compared to $3.2 million for the same period in 1999. The increase was primarily due to (a) higher staffing costs, and
(b) one-time costs of approximately $0.6 million associated with the move from the Nasdaq National Market to the New York Stock Exchange and the costs associated with the Company's unsuccessful efforts to acquire three radio stations from Clear Channel. As a percentage of net revenues, corporate expenses increased to 4.3% from 2.9% for the three months ended June 30, 2000 and 1999, respectively, and increased to 4.0% from 3.6% for the six months ended June 30, 2000 and 1999, respectively.

         EBITDA for the three and six months ended June 30, 2000 increased 15.9% and 19.5%, to $27.0 and $42.2 million, respectively, compared to $23.3 and $35.3 million, respectively, for the same periods in 1999. As a percentage of net revenues, EBITDA decreased to 41.7% from 44.9% for the three months ended June 30, 2000 and 1999, respectively, and decreased to 37.9% from 39.4% for the six months ended June 30, 2000 and 1999, respectively.

         Depreciation and amortization for the three months ended June 30, 2000 increased 27.7% to $8.3 million compared to $6.5 million for the same period in 1999. Depreciation and amortization for the six months ended June 30, 2000 increased 28.9% to $16.5 million compared to $12.8 million for the same period in 1999. The increase in both periods is due to radio station acquisitions and capital expenditures.

         Interest income, net increased to $1.9 million from $0.1 million for the three months ended June 30, 2000 and 1999, respectively. Interest income, net increased to $3.8 million from approximately zero for the six months ended June 30, 2000 and 1999, respectively. The increase for the three and six months ended June 30, 2000 compared to the same periods in 1999 was due to cash and cash equivalents being much higher in 2000 than in 1999 due to the unspent proceeds of the November 1999 Offering being invested for the entire three and six month periods. The majority of the cash and cash equivalent balance at June 30, 1999 was the unspent proceeds of the June 1999 Offering which was completed on June 7, 1999 and earned interest for only a partial month.

         Federal and state income taxes are being provided at an effective rate of 41.5% in 2000 and 41.0% in 1999. The increase in the effective tax rate in 2000 is due to an increase in the estimated effective state tax rate.

         For the three months ended June 30, 2000, the Company's net income totaled $12.1 million ($0.11 per common share) compared to $10.0 million ($0.10 per common share) in the same period in 1999. For the six months ended June 30, 2000, the Company's net income totaled $17.3 million ($0.16 per common share) compared to $13.3 million ($0.13 per common share) in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the six months ended June 30, 2000 was $15.8 million as compared to $24.6 million for the same period in 1999. The decrease from 1999 to 2000 is due to an increase in accounts receivable in 2000 which has not yet been collected and the payment of federal and state income taxes which were greater in 2000 than those paid in 1999. Net cash used in investing activities was $88.2 and $42.3 million for the six months ended June 30, 2000 and 1999, respectively. The $45.9 million increase from 1999 to 2000 is primarily due to the purchase price of KRCD(FM) and KRCV(FM) in 2000 being greater than the purchase price of KHOT(FM) and KISF(FM) in 1999. Also, deferred charges and other assets increased in 2000 due to signal upgrades in process for certain radio stations in New York, Houston and Dallas and the investment in Hispanic Radio Network, LLC. Net cash provided by financing activities was $0.4 and $120.4 million for the six months ended June 30, 2000 and 1999, respectively. The $120.0 million decrease from 1999 to 2000 is due to the proceeds from the June 1999 Offering.

         Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $4.7 and $3.9 million for the six months ended June 30, 2000 and 1999, respectively. The $0.8 million increase is due to a higher amount of capital expenditure in 2000 compared to 1999 which is mostly due to the build-out of office space in Miami. Approximately $1.2 million of the capital expenditures incurred during the six months ended June 30, 2000 related to radio signal upgrade projects for four different radio stations and the build-out of studios related to acquisitions in Phoenix and Dallas compared to $1.6 million incurred in the same period in 1999 for the same radio signal upgrade projects and the build-out of studios related to acquisitions made in New York, Phoenix and Las Vegas.

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

         3.4      Certificate of Amendment to the Second Amended and Restated
                  Certificate of Incorporation of the Company dated May 25,
                  2000.

         3.5 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
                  Statement on Amendment No. 3 to Form S-1 (Registration No.
                  33-78370) filed on July 8, 1994).

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

                              Hispanic Broadcasting Corporation
                              ---------------------------------
                                         (Registrant)


                              /S/ Jeffrey T. Hinson
                              ---------------------------------
                              Jeffrey T. Hinson
                              Senior Vice President/
                              Chief Financial Officer


Dated:   August 11, 2000

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

         3.4      Certificate of Amendment to the Second Amended and Restated
                  Certificate of Incorporation of the Company dated May 25,
                  2000.

         3.5 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
                  Statement on Amendment No. 3 to Form S-1 (Registration No.
                  33-78370) filed on July 8, 1994).

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
