Form 10-Q
period 2000-09-30
HISPANIC BROADCASTING CORP
filed 2000-11-14
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

      (Mark One)

      [x] Quarterly report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
               For the quarterly period ended September 30, 2000

                                      or

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

                               Yes [x]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at November 1, 2000
-----                                            -------------------------------
Class A Common Stock, $.001 Par Value                       80,591,387
Class B Non-Voting Common Stock, $.001 Par Value            28,312,940

                        HISPANIC BROADCASTING CORPORATION

                              SEPTEMBER 30, 2000

                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of September 30, 2000
              and December 31, 1999................................................ 2

              Condensed Consolidated Statements of Operations for the
              Three Months Ended September 30, 2000 and 1999 and the
              Nine Months Ended September 30, 2000 and 1999........................ 3

              Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2000 and 1999........................ 4

              Notes to Condensed Consolidated Financial Statements ................ 5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ................................................... 8

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk ............................................................ 11



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................................... 11

Item 6.   Exhibits and Reports on Form 8-K ....................................... 12


                                           PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                      (in thousands except share information)
                                                                                     September 30,     December 31,
                                                                                         2000              1999
                                                                                    -------------     -------------
                                                       ASSETS
Current assets:
     Cash and cash equivalents                                                      $     123,808     $     215,136
     Accounts receivable, net                                                              52,064            40,621
     Prepaid expenses and other current assets                                              1,078               825
                                                                                    -------------     -------------
         Total current assets                                                             176,950           256,582

Property and equipment, at cost, net                                                       42,486            40,923

Intangible assets, net                                                                    950,738           848,351

Deferred charges and other assets                                                          20,354            11,282
                                                                                    -------------     -------------
         Total assets                                                               $   1,190,528     $   1,157,138
                                                                                    =============     =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                          $      22,040     $      25,345
     Current portion of long-term obligations                                                  46               100
                                                                                    -------------     -------------
         Total current liabilities                                                         22,086            25,445
                                                                                    -------------     -------------

Long-term obligations, less current portion                                                 1,407             1,448
                                                                                    -------------     -------------

Deferred income taxes                                                                     108,492           103,992
                                                                                    -------------     -------------

Stockholders' equity:
     Preferred Stock, cumulative, $.001 par value;
         authorized 5,000,000 shares; no shares issued or outstanding                           -                 -
     Class A Common Stock, $.001 par value; authorized
         175,000,000 shares at September 30, 2000 and 100,000,000
         shares at December 31, 1999; issued and outstanding 80,591,387
         at September 30, 2000 and 80,489,556 at December 31, 1999                             81                80
     Class B Common Stock, convertible, $.001 par value; authorized
         50,000,000 shares; issued and outstanding 28,312,940 shares                           28                28
     Additional paid-in capital                                                         1,036,642         1,034,737
     Retained earnings (accumulated deficit)                                               21,792            (8,592)
                                                                                    -------------     -------------
         Total stockholders' equity                                                     1,058,543         1,026,253
                                                                                    -------------     -------------
         Total liabilities and stockholders' equity                                 $   1,190,528     $   1,157,138
                                                                                    =============     =============

                         See accompanying notes to condensed consolidated financial statements.


                                HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      (in thousands except per share data)
                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
                                                  --------------------------          --------------------------
                                                    2000              1999              2000              1999
                                                  --------          --------          --------          --------
Net revenues                                      $ 64,885          $ 52,370          $176,195          $141,984
Operating expenses                                  34,602            27,608            99,254            78,723
Depreciation and amortization                        8,609             6,966            25,099            19,692
                                                  --------          --------          --------          --------
Operating income before corporate expenses          21,674            17,796            51,842            43,569
Corporate expenses                                   1,967             1,724             6,416             4,950
                                                  --------          --------          --------          --------
Operating income                                    19,707            16,072            45,426            38,619
Interest income, net                                 1,832               950             5,639               937
                                                  --------          --------          --------          --------
Income before income tax                            21,539            17,022            51,065            39,556
Income tax                                           8,428             7,177            20,681            16,416
                                                  --------          --------          --------          --------
Net income                                        $ 13,111          $  9,845          $ 30,384          $ 23,140
                                                  ========          ========          ========          ========

Net income per common share:
    Basic                                         $   0.12          $   0.10          $   0.28          $   0.23
    Diluted                                       $   0.12          $   0.09          $   0.28          $   0.23

Weighted average common shares outstanding:
    Basic                                          108,872           102,700           108,834           100,356
    Diluted                                        110,033           104,316           110,456           101,584

                        See accompanying notes to condensed consolidated financial statements.


                  HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                    (in thousands)
                                                                    Nine Months Ended
                                                                      September 30,
                                                                -----------------------
                                                                   2000          1999
                                                                ---------     ---------
Cash flows from operating activities:
     Net income                                                 $  30,384     $  23,140
     Adjustments to reconcile net income
         to net cash provided by operating activities:
         Provision for bad debts                                    2,275           987
         Depreciation and amortization                             25,099        19,692
         Deferred income taxes                                      4,500         5,300
         Other                                                        352           143
         Changes in operating assets and liabilities              (17,275)       (1,033)
                                                                ---------     ---------
                  Net cash provided by operating activities        45,335        48,229
                                                                ---------     ---------

Cash flows from investing activities:
     Property and equipment acquisitions                           (8,102)       (7,325)
     Dispositions of property and equipment                           106           919
     Additions to intangible assets                                  (512)         (127)
     Increase in deferred charges and other assets                 (9,743)       (6,165)
     Acquisitions of radio stations                              (120,029)     (208,869)
                                                                ---------     ---------
                  Net cash used in investing activities          (138,280)     (221,567)
                                                                ---------     ---------

Cash flows from financing activities:
     Borrowing on long-term obligations                                --        71,000
     Payments on long-term obligations                                (93)      (20,108)
     Proceeds from stock issuances, net of costs                    1,710       120,778
                                                                ---------     ---------
                  Net cash provided by financing activities         1,617       171,670
                                                                ---------     ---------

Net decrease in cash and cash equivalents                         (91,328)       (1,668)
Cash and cash equivalents at beginning of period                  215,136        10,293
                                                                ---------     ---------
Cash and cash equivalents at end of period                      $ 123,808     $   8,625
                                                                =========     =========

         See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Hispanic Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   ACQUISITIONS AND DISPOSITIONS

     2000 ACQUISITIONS

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

         On May 31, 2000, the Company entered into an asset purchase agreement to acquire for $45.0 million the assets of KCOR(FM) and KBBT(FM) (formerly KBUC(FM) and KRNH(FM)), serving the San Antonio market. The KCOR(FM) and KBBT(FM) acquisitions closed on September 15, 2000 and September 29, 2000, respectively. The asset acquisitions were funded with a portion of the proceeds from the November 1999 Offering. The stations' programming was converted to separate Spanish-language formats.

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

         On March 1, 1999, the Company entered into an asset purchase agreement to acquire for $20.3 million the assets of KISF(FM), serving the Las Vegas market (the "Las Vegas Acquisition"). The Las Vegas Acquisition closed on April 30, 1999. The asset acquisition was financed with a $20.0 million borrowing from the Company's $276.0 million revolving credit facility (the "Credit Facility") and $0.3 million cash generated from operations. Immediately after closing, the station's programming was converted to a Spanish-language format.

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

         With the Dallas Acquisition, the Company assumed a time brokerage agreement whereby an unaffiliated party provided the programming to the radio station broadcasting at 94.1 MHz until January 31, 2000. The time brokerage agreement fees were $484,158 and $90,629 for the nine months ended September 30, 2000 and 1999, respectively. Immediately after the time brokerage agreement terminated, the station's programming was converted to a Spanish-language format.

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

         The Company's contracts for the acquisition of stations KOVA(FM) and KLTO(FM) (both stations are currently owned by the Company) provided for an increase in the purchase price in the event that the FCC authorized certain station improvements. In November 2000, the FCC authorized the station improvements. These upgrade payments, as well as other payments made as part of the upgrade process, will aggregate to approximately $33.0 million. The Company will use its available cash on hand to fund these upgrade payments. Some of the payments will be made during the fourth quarter of 2000, but the station upgrade is not expected to be completed and operating until the Spring of 2001.

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

3.   LONG-TERM OBLIGATIONS

         The Company's ability to borrow under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. As of September 30, 2000, the Company has $276.0 million of credit available, and may elect under the terms of the Credit Facility to increase the facility by $145.0 million. The Credit Facility commitment reduces quarterly through December 31, 2004.

         As of September 30, 2000 and 1999, the Company had no outstanding balance due on the Credit Facility.

4.   STOCKHOLDERS' EQUITY

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

         On June 7, 1999, the Company completed the June 1999 Offering, selling 4,000,000 shares of Class A Common Stock at $30.02 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $119.9 million.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                      -----------------------    ------------------------
                                                         2000          1999         2000          1999
                                                      ----------    ---------    ----------    ----------
Numerator:
     Net income                                       $   13,111    $   9,845    $   30,384    $   23,140
                                                      ==========    =========    ==========    ==========
Denominator:
     Denominator for basic earnings per share            108,872      102,700       108,834       100,356
     Effect of dilutive securities:
         Stock options                                     1,145        1,609         1,607         1,214
         Employee Stock Purchase Plan                         16            7            15            14
                                                      ----------    ---------    ----------    ----------
     Denominator for diluted earnings per share          110,033      104,316       110,456       101,584
                                                      ==========    =========    ==========    ==========

5.   LONG-TERM INCENTIVE PLAN

         On May 21, 1997, the stockholders of the Company approved the Hispanic Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan"). The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) ten percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has incentive and non-qualified stock options outstanding for 3,830,305 shares of Class A Common Stock primarily to directors and key employees. The exercise prices range from $8.22 to $51.38 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         The results of operations for the three and nine months ended September 30, 2000 are not comparable to the results of operations for the same periods in 1999 primarily due to the start-up of radio stations KHOT(FM) in Phoenix on April 5, 1999, the radio station broadcasting at 94.1 MHz (KLNO(FM)) in Dallas on September 24, 1999, KRCD(FM) and KRCV(FM) in Los Angeles on January 31, 2000, KCOR(FM) and KBBT(FM) in San Antonio on September 15, 2000 and September 29, 2000, respectively, and the start-up of HBCi, Inc., the Company's Internet subsidiary on January 1, 2000.

         Net revenues increased by $12.5 million or 23.9% to $64.9 million for the three months ended September 30, 2000 from $52.4 million for the same period in 1999. Net revenues for the nine months ended September 30, 2000 increased by $34.2 million, or 24.1% to $176.2 million, compared to $142.0 million for the same period in 1999. Net revenues increased for the three and nine months ended September 30, 2000, compared to the same periods in 1999 primarily because of (a) revenue growth of same stations, and (b) revenues from start-up stations acquired or reformatted in 1999 and 2000. Same station revenues benefited from improved performance of the Company's news/talk stations, which collectively had posted revenue declines a year earlier.

         Operating expenses increased by $7.0 million or 25.4% to $34.6 million for the three months ended September 30, 2000 from $27.6 million for the same period in 1999. Operating expenses for the nine months ended September 30, 2000 increased by $20.6 million or 26.2% to $99.3 million, compared to $78.7 million for the same period in 1999. Operating expenses increased primarily due to (a) an increase in operating expenses of same stations, (b) increases in operating expenses of start-up stations, and (c) costs associated with the development, launch and operation of the Company's radio station Internet websites and local portals. We increased the promotion of our radio stations to improve the ratings and invested in on-air talent, programming research, additional sales and marketing personnel and our non-traditional revenue initiative. Non-traditional revenues are revenues from the implementation of new business development techniques. The provision for bad debts for the nine months ended September 30, 2000 increased by $1.3 million over the same period of 1999 primarily due to our estimate that a certain agency account is uncollectable. As a percentage of net revenues, operating expenses increased to 53.3% from 52.7% for the three months ended September 30, 2000 and 1999, respectively, and increased to 56.4% from 55.4% for the nine months ended September 30, 2000 and 1999, respectively.

         Operating income before corporate expenses, depreciation and amortization ("broadcast cash flow") for the three and nine months ended September 30, 2000 increased 22.2% and 21.5%, to $30.3 and $76.9 million, respectively, compared to $24.8 and $63.3 million, respectively, for the same periods in 1999. As a percentage of net revenues, broadcast cash flow decreased to 46.7% from 47.3% for the three months ended September 30, 2000 and 1999, respectively, and decreased to 43.6% from 44.6% for the nine months ended September 30, 2000 and 1999, respectively.

         Corporate expenses increased by $0.2 million or 11.1% to $2.0 million for the three months ended September 30, 2000 from $1.8 million for the same period in 1999. Corporate expenses for the nine months ended September 30, 2000 increased by $1.4 million, or 28.0%, to $6.4 million, compared to $5.0 million for the same period in 1999. The increase was primarily due to (a) higher staffing costs, and (b) one-time costs of approximately $0.6 million associated with the move from the Nasdaq National Market to the

New York Stock Exchange and the costs associated with the Company's unsuccessful efforts to acquire three radio stations from Clear Channel. As a percentage of net revenues, corporate expenses decreased to 3.1% from 3.4% for the three months ended September 30, 2000 and 1999, respectively, and increased to 3.6% from 3.5% for the nine months ended September 30, 2000 and 1999, respectively.

         EBITDA for the three and nine months ended September 30, 2000 increased 23.0% and 20.9%, to $28.3 and $70.5 million, respectively, compared to $23.0 and $58.3 million, respectively, for the same periods in 1999. As a percentage of net revenues, EBITDA decreased to 43.6% from 43.9% for the three months ended September 30, 2000 and 1999, respectively, and decreased to 40.0% from 41.1% for the nine months ended September 30, 2000 and 1999, respectively.

         Depreciation and amortization for the three months ended September 30, 2000 increased 24.6% to $8.6 million compared to $6.9 million for the same period in 1999. Depreciation and amortization for the nine months ended September 30, 2000 increased 27.4% to $25.1 million compared to $19.7 million for the same period in 1999. The increase in both periods is due to radio station acquisitions and capital expenditures.

         Interest income, net increased to $1.8 million from $0.9 million for the three months ended September 30, 2000 and 1999, respectively. Interest income, net increased to $5.7 million from $0.9 million for the nine months ended September 30, 2000 and 1999, respectively. The increase for the three and nine months ended September 30, 2000 compared to the same periods in 1999 was due to cash and cash equivalents being much higher in 2000 than in 1999 due to the unspent proceeds of the November 1999 Offering being invested for the entire three and nine month periods. The majority of the cash and cash equivalent balance at September 30, 1999 was the unspent proceeds of the June 1999 Offering.

         Federal and state income taxes are being provided at an effective rate of 40.5% and 41.5% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in the effective rate is due to a lower effective state tax rate and tax-exempt interest income.

         For the three months ended September 30, 2000, the Company's net income totaled $13.1 million ($0.12 per common share) compared to $9.8 million ($0.09 per common share - diluted) in the same period in 1999. For the nine months ended September 30, 2000, the Company's net income totaled $30.4 million ($0.27 per common share) compared to $23.1 million ($0.23 per common share) in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the nine months ended September 30, 2000 was $45.3 million as compared to $48.2 million for the same period in 1999. The decrease from 1999 to 2000 is due to an increase in accounts receivable in 2000 which has not yet been collected and the payment of federal and state income taxes which were greater in 2000 than those paid in 1999. Net cash used in investing activities was $138.3 and $221.6 million for the nine months ended September 30, 2000 and 1999, respectively. The $83.3 million decrease from 1999 to 2000 is primarily due to the purchase price of KRCD(FM), KRCV(FM), KCOR(FM) and KBBT(FM) in 2000 being less than the purchase price of KHOT(FM), KISF(FM), KSCA(FM) and KLNO(FM) in 1999. The decrease is partially offset by an increase in deferred charges and other assets in 2000 due to signal upgrades in process for certain radio stations in New York, Houston and Dallas and the investment in Hispanic Radio Network, LLC. Net cash provided by financing activities was $1.6 and $171.7 million for the nine months ended September 30, 2000 and 1999, respectively. The $170.1 million decrease from 1999 to 2000 is due to the proceeds from the June 1999 Offering and the amounts borrowed from the Credit Facility in 1999 to purchase KISF(FM), KSCA(FM) and KLNO(FM).

         Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $8.1 and $7.3 million for the nine months ended September 30, 2000 and 1999, respectively. The $0.8 million increase is due to a higher amount of capital expenditure in 2000 compared to 1999 which is mostly due to the build-out of office space in Miami. Approximately $1.5 million of the capital expenditures incurred during the nine months ended September 30, 2000 related to radio signal upgrade projects for four different radio stations and the build-out of studios related to acquisitions in Phoenix and Dallas compared to $4.1 million incurred in the same period in 1999 for the same radio signal upgrade projects and the build-out of studios related to acquisitions made in New York, Phoenix, Los Angeles and Las Vegas.

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

        3.4 Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company dated May 25, 2000 (incorporated by reference to Exhibit 3.4 to the Company's Form 10-Q filed on August 11, 2000).

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



Dated:   November 14, 2000

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

        3.4 Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company dated May 25, 2000 (incorporated by reference to Exhibit 3.4 to the Company's Form 10-Q filed on August 11, 2000).

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