Form 10-K
period 2000-12-31
HISPANIC BROADCASTING CORP
filed 2001-03-30
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000, or
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________.

                             Commission File Number
                                     0-24516

                        HISPANIC BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)

                                                                  99-0113417
        Delaware                                               (I.R.S. Employer
(State of Incorporation)                                     Identification No.)

                         3102 Oak Lawn Avenue, Suite 215
                               Dallas, Texas 75219
                            Telephone (214) 525-7700
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: Class A Common Stock

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

On March 15, 2001, the aggregate market price of the Class A Common Stock held by non-affiliates of the Company was approximately $954.1 million. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On March 15, 2001, there were 80,685,252 outstanding shares of Class A Common Stock, $.001 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Proxy Statement for the 2001 Annual Meeting, expected to be filed within 120 days from the Company's fiscal year-end, are incorporated by reference into Part III.

                        HISPANIC BROADCASTING CORPORATION
                               INDEX TO FORM 10-K

                                                                            Page
                                                                          Number

PART I.

Item 1.   Business .........................................................   3

Item 2.   Properties .......................................................  15

Item 3.   Legal Proceedings ................................................  16

Item 4.   Submission of Matters to a Vote of Security Holders ..............  16

PART II.

Item 5.   Market for Registrant's Class A Common Stock and
          Related Stockholder Matters ......................................  17

Item 6.   Selected Financial Data ..........................................  18

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............................  19

Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk .............................................................  24

Item 8.   Financial Statements and Supplementary Data ......................  26

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..............................  43

PART III.

Item 10.  Directors and Executive Officers of the Registrant ...............  44

Item 11.  Executive Compensation ...........................................  44

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management .......................................................  44

Item 13.  Certain Relationships and Related Transactions ...................  44

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K .........................................................  45

                                     PART I.

ITEM 1. BUSINESS

General

      Hispanic Broadcasting Corporation (the "Company") is the largest Spanish-language radio broadcasting company in the United States and currently owns and programs 47 radio stations in 13 markets. Our stations are located in 12 of the 15 largest Hispanic markets in the United States, including Los Angeles, New York, Miami, San Francisco/San Jose, Chicago, Houston, San Antonio, Dallas/Fort Worth, McAllen/Brownsville/Harlingen, San Diego, Phoenix and El Paso. In addition, we also operate the HBC Radio Network, which is one of the largest Spanish-language radio broadcast networks in the United States in terms of audience delivery and HBCi which operates the Company's radio station Internet websites.

      Our strategy is to own and program top performing Spanish-language radio stations, principally in the 15 largest Spanish-language radio markets in the United States. Based on the results of the Fall 2000 Arbitron Ratings Book, we operated the leading Spanish-language radio station in the adult 25-54 age group, as measured by audience share, in 10 of the 13 markets where we operated during the fall rating period. Our current strategy is to acquire or develop additional Spanish-language radio stations in the leading Hispanic markets.

      We frequently evaluate strategic opportunities, both within and outside our existing line of business, that closely relate to serving the Hispanic market, including opportunities outside of the United States. We expect to pursue additional acquisitions from time to time and may decide to dispose of certain businesses. Such acquisitions or dispositions could be material.

      The following table sets forth certain information regarding the radio stations that we owned and programmed as of December 31, 2000:

                                                                No. of Stations
 Ranking of Market by                                          -----------------
Hispanic Population (a)                   Market                  AM       FM
----------------------- --------------------------------------------------------

           1            Los Angeles                               1        4
           2            New York                                  1        1
           3            Miami                                     2        2
           4            San Francisco/San Jose                    0        2
           5            Chicago                                   2        1
           6            Houston                                   2        5
           7            San Antonio                               2        4
           8            Dallas/Fort Worth                         2        5
           9            McAllen/Brownsville/Harlingen             1        2
          10            San Diego                                 0        2
          11            Phoenix                                   0        1
          13            El Paso                                   2        1
          26            Las Vegas                                 1        1
                                                               -----------------
                            Total                                 16       31
                                                               =================

(a) Ranking of the principal radio market served by the Company's station(s) among all U.S. radio markets by Hispanic population as reported by Strategy Research Corporation - 2000 U.S. Hispanic Market Study.

      The Company believes Spanish-language radio broadcasting has significant growth potential for the following reasons:

>> The U.S. Hispanic population is growing rapidly. The U.S. Hispanic population grew from an estimated 27.3 million (approximately 10.4% of the total United States population) at the end of 1995 to an estimated 35.3 million (approximately 12.5% of the total United States population) by the end of year 2000. The growth rate is approximately four times the growth rate for the total United States population during the same period.

>> The U.S. Hispanic population is concentrated in 15 markets. Approximately 67.0%, or approximately 23.7 million, of all U.S. Hispanics live in these markets. The U.S. Hispanic population in the top fifteen markets, as a percentage of the total population in such markets, has increased from approximately 17.0% in 1980 to approximately 27.3% in 2000. The percentage concentration of Hispanics in the top fifteen markets is more than twice the percentage of Hispanics in the U.S. as a whole. Since 1980, the Hispanic population growth has represented approximately 52.2% of the total population growth in the top fifteen Hispanic markets.

>> U.S. Hispanics represent an attractive consumer market. Advertisers target Hispanics because, on average, they are younger, their households are larger in size and they routinely spend a greater percentage of their income on many different kinds of goods and services than do non-Hispanic households. The Company believes that, as a result, advertisers have substantially increased their use of Spanish media. Total Spanish-language advertising revenues have increased from approximately $1.1 billion in 1995 to an estimated $2.4 billion in 2000. This represents a compound annual growth rate of approximately 17.5%, which is substantially greater than the estimated growth rate for total advertising for the comparable period.

      The Company was incorporated under the laws of the State of Delaware in 1992. The Company's principal executive offices are located at 3102 Oak Lawn Avenue, Suite 215, Dallas, Texas 75219 and the telephone number is (214) 525-7700.

      On May 25, 2000, the Company began trading its stock on the New York Stock Exchange (the "NYSE"). The Company's shares were previously traded on the Nasdaq National Market under the ticker symbol "HBCCA". Upon listing with the NYSE, the ticker symbol for the Company's Class A Common Stock changed to "HSP". The change in the exchange on which the Company's shares are traded did not affect the validity or transferability of its outstanding securities or affect its capital or corporate structure and its stockholders were not required to exchange any certificates representing any of its securities held by them.

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

      Spanish Oldies. The Spanish Oldies format includes songs of all styles which were hits in Mexico in the 1960s and 1970s.

Company's Stations

      The following table sets forth information regarding the radio stations owned or programmed by the Company as of December 31, 2000:

Ranking of
Market by                                                                            Primary
 Hispanic                                                                          Demographic
Population            Market(1)             Station           Station Format(2)      Market
--------------------------------------------------------------------------------------------------
     1     Los Angeles                      KLVE(FM)             Contemporary        A 25-54
                                            KSCA(FM)           Regional Mexican      A 25-54
                                            KTNQ(AM)            Spanish Oldies        A 35+
                                            KRCD(FM)            Spanish Oldies        A 35+
                                            KRCV(FM)            Spanish Oldies        A 35+

     2     New York                         WCAA(FM)             Contemporary        A 18-34
                                            WADO(AM)              News/Talk           A 25+

     3     Miami                            WAMR(FM)             Contemporary        A 25-54
                                            WRTO(FM)               Tropical          A 18-34
                                            WAQI(AM)              News/Talk           A 35+
                                            WQBA(AM)              News/Talk           A 35+

     4     San Francisco/San Jose           KSOL(FM)           Regional Mexican      A 25-54
                                            KZOL(FM)           Regional Mexican      A 25-54

     5     Chicago                          WOJO(FM)           Regional Mexican      A 25-54
                                            WIND(AM)              News/Talk           A 35+
                                            WLXX(AM)               Tropical          A 18-49

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

     7     San Antonio                      KXTN(FM)                Tejano           A 25-54
                                            KROM(FM)           Regional Mexican      A 25-54
                                            KXTN(AM)                Tejano           A 25-54
                                            KCOR(AM)              News/Talk           A 35+
                                            KBBT(FM)             Contemporary        A 18-34
                                            KCOR(FM)            Spanish Oldies        A 35+

Ranking of
Market by                                                                            Primary
 Hispanic                                                                          Demographic
Population            Market(1)             Station           Station Format(2)      Market
--------------------------------------------------------------------------------------------------
     8     Dallas/Fort Worth                KLNO(FM)           Regional Mexican      A 18-49
                                            KHCK(FM)                Tejano           A 18-49
                                            KDXT(FM)             Contemporary        A 18-49
                                            KDXX(FM)             Contemporary        A 18-49
                                            KDOS(FM)             Contemporary        A 18-49
                                            KESS(AM)            Spanish Oldies       A 25-54
                                            KDXX(AM)             Contemporary        A 18-49
     9     McAllen/Brownsville/Harlingen    KGBT(FM)           Regional Mexican      A 25-54
                                            KIWW(FM)                Tejano           A 25-54
                                            KGBT(AM)              News/Talk          A 25-54

    10     San Diego                        KLQV(FM)             Contemporary        A 25-54
                                            KLNV(FM)           Regional Mexican      A 18-49

    11     Phoenix                          KHOT(FM)           Regional Mexican      A 25-54

    13     El Paso                          KBNA(FM)             Contemporary        A 25-54
                                            KBNA(AM)           Regional Mexican      A 25-54
                                            KAMA(AM)            Spanish Oldies       A 25-54

    26     Las Vegas                        KISF(FM)           Regional Mexican      A 18-49
                                            KLSQ(AM)            Spanish Oldies       A 25-54

(1)   Actual city of license may differ from the metropolitan market served.
(2)   See "--Spanish-Language Radio Industry."

The following table sets forth selected information with regard to Company owned radio stations:

                                                     Date          License         Broadcast
                 Station/Market                    Acquired    Expiration Date     Frequency
--------------------------------------------------------------------------------------------------
KLVE(FM), Los Angeles, CA                           10/85         12/01/05          107.5 MHz
KSCA(FM), Los Angeles, CA                           09/99         12/01/05          101.9 MHz
KTNQ(AM), Los Angeles, CA                           10/85         12/01/05           1020 kHz
KRCD(FM), Los Angeles, CA                           01/00         12/01/05          103.9 MHz
KRCV(FM), Los Angeles, CA                           01/00         12/10/05           98.3 MHz
WCAA(FM), New York, NY                              05/98       06/01/06 (1)        105.9 MHz
WADO(AM), New York, NY                              08/94         06/01/06           1280 kHz
WAMR(FM), Miami, FL                                 08/94         02/01/03          107.5 MHz
WRTO(FM), Miami, FL                                 10/89         02/01/03           98.3 MHz
WAQI(AM), Miami, FL                                 10/89         02/01/03            710 kHz
WQBA(AM), Miami, FL                                 08/94         02/01/03           1140 kHz
KSOL(FM), San Francisco/San Jose, CA                02/97         12/01/05           98.9 MHz
KZOL(FM), San Francisco/San Jose, CA                02/97         12/01/05           99.1 MHz
WOJO(FM), Chicago, IL                               02/97         12/01/04          105.1 MHz
WIND(AM), Chicago, IL                               02/97         12/01/04            560 kHz

                                                     Date          License         Broadcast
                 Station/Market                    Acquired    Expiration Date     Frequency
--------------------------------------------------------------------------------------------------
WLXX(AM), Chicago, IL                               07/95         12/01/04           1200 kHz
KLTN(FM), Houston, TX                               05/98         08/01/05          102.9 MHz
KOVE(FM), Houston, TX                               02/97         08/01/05           93.3 MHz
KOVA(FM), Houston, TX                               02/97         08/01/05          104.9 MHz
KLTO(FM), Houston, TX                               02/97         08/01/05          104.9 MHz
KRTX(FM), Houston, TX                               02/97         08/01/05          100.7 MHz
KLAT(AM), Houston, TX                               02/97         08/01/05           1010 kHz
KRTX(AM), Houston, TX                               02/97         08/01/05            980 kHz
KXTN(FM), San Antonio, TX                           02/97         08/01/05          107.5 MHz
KROM(FM), San Antonio, TX                           02/97         08/01/05           92.9 MHz
KXTN(AM), San Antonio, TX                           02/97         08/01/05           1310 kHz
KCOR(AM), San Antonio, TX                           02/97         08/01/05           1350 kHz
KBBT(FM), San Antonio, TX                           09/00         08/01/05           98.5 MHz
KCOR(FM), San Antonio, TX                           09/00         08/01/05           95.1 MHz
KLNO(FM), Dallas/Ft. Worth, TX                      09/99         08/01/05           94.1 MHz
KHCK(FM), Dallas/Ft. Worth, TX                      07/95         08/01/05           99.1 MHz
KDXT(FM), Dallas/Ft. Worth, TX                      06/95         08/01/05          106.7 MHz
KDXX(FM), Dallas/Ft. Worth, TX                      04/95         08/01/05          107.9 MHz
KDOS(FM), Dallas/Ft. Worth, TX                      08/94            (2)            107.9 MHz
KESS(AM), Dallas/Ft. Worth, TX                      08/94         08/01/05           1270 kHz
KDXX(AM), Dallas/Ft. Worth, TX                      12/94         08/01/05           1480 kHz
KGBT(FM), McAllen/Brownsville/Harlingen, TX         02/97         08/01/05           98.5 MHz
KIWW(FM), McAllen/Brownsville/Harlingen, TX         02/97         08/01/05           96.1 MHz
KGBT(AM), McAllen/Brownsville/Harlingen, TX         02/97         08/01/05           1530 kHz
KLQV(FM), San Diego, CA                             08/98         12/01/05          102.9 MHz
KLNV(FM), San Diego, CA                             08/98         12/01/05          106.5 MHz
KHOT(FM), Phoenix, AZ                               04/99         12/01/05          105.9 MHz
KBNA(FM), El Paso, TX                               02/97         08/01/05           97.5 MHz
KBNA(AM), El Paso, TX                               02/97         08/01/05            920 kHz
KAMA(AM), El Paso, TX                               02/97         08/01/05            750 kHz
KISF(FM), Las Vegas, NV                             04/99         10/01/05          103.5 MHz
KLSQ(AM), Las Vegas, NV                             08/95       10/01/97 (3)          870 kHz

(1) An application for license renewal was granted by the Federal Communications Commission ("FCC") on October 20, 2000; however, the FCC's action is currently the subject of litigation before a Federal appellate court. Regulations permit continuing operation of the station during the litigation
(2) KDOS(FM) has been constructed and a license application (currently pending) was timely filed with the FCC on April 19, 1999.
(3) A renewal has been timely filed with the FCC and the station has authority for continuing operation.

      Statistical information contained herein regarding the radio industry, population, consumer spending and advertising expenditures are taken from the 2000 U.S. Census, Strategy Research Corporation--2000 U.S. Hispanic Market Study, and Hispanic Business Magazine (December 1995 and 2001). The Company's station rankings were based upon the Arbitron Adults 18-34 and 25-54 category 2000 Fall Book.

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

      The Telecommunications Act of 1996 (the "1996 Act") significantly changed both the broadcast ownership rules and the process for renewal of broadcast station licenses. The 1996 Act relaxed local radio ownership restrictions. The 1996 Act also established a "two-step" renewal process that limits the FCC's discretion to consider applications filed in competition with an incumbent's renewal application. This new regulatory flexibility has engendered aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading incumbents (i.e., existing networks and major station groups) has increased sharply the competition for, and the prices of, attractive stations.

Multiple Ownership Restrictions.

      The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an "attributable" interest, as defined more fully below) in broadcast stations, as well as other specified mass media entities.

      The 1996 Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing a single entity to own nationally any number of AM or FM broadcast stations. The 1996 Act and the FCC's rules also greatly eased local radio ownership restrictions. The maximum number of radio stations in which a person or entity is allowed to have an attributable interest varies depending on the number of radio stations within a defined market. In markets with more than 45 stations, one company may own, operate or control eight stations, with no more than five in either service (AM or FM). In markets of 30 - 44 stations, one company may own seven stations, with no more than four in either service; in markets with 15 - 29 stations, one entity may own six stations, with no more than four in either service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in either service. It should be noted, however, that the Department of Justice has precluded certain entities from acquiring the maximum number of radio stations allowed in a market under the 1996 Act because of concerns that antitrust laws would be violated. Thus, it is possible that the Company would, in certain instances, be unable to acquire the maximum number of stations allowed in a market under the 1996 Act. The FCC placed limitations on time brokerage (local marketing) agreements ("LMA") through which the licensee of one radio station provides the programming for another licensee's station in the same market. Stations operating in the same service (e.g., where both stations are AM) and with substantial contour overlap are prohibited from simulcasting more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to a LMA is required, under certain circumstances, to count that station toward its maximum even though it does not own the station.

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

      Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" or "meaningful" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, limited partners who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee (either directly or indirectly), are generally deemed to have an attributable interest in the license. Certain institutional investors who exert no control or influence over a licensee may own up to twenty percent of such outstanding voting stock without the interest being considered "attributable". In addition to the foregoing limitations, under the FCC's new "equity/debt plus" standard, if an investor's interest in a licensee corporation exceeds thirty-three percent of the aggregated debt and equity of the company (i.e., the "total asset value" of the company), the investor's interest is considered attributable if the investor is also either a major program supplier to the licensee or a same-market media entity. Insulated limited partnership interests (as to which the licensee certifies that the limited partners are not "materially involved" in the management and operation of the subject media property), and voting stock held by minority stockholders where there is a single majority stockholder, are (currently) generally not considered attributable interests. The FCC has eliminated its "cross-interest" policy which formerly precluded an individual or entity from having a "meaningful" (even though not attributable) interest in one media property and an attributable interest in certain other media properties in the same area.

License Grant and Renewal.

      Under the 1996 Act, the statutory restriction on the length of broadcast licenses was amended, and the FCC has implemented an eight year license term provision for radio stations. The 1996 Act also requires renewal of a broadcast license if the FCC finds that (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and
(3) there have been no other serious violations which taken together constitute a pattern of abuse. In making its determination, the FCC may still consider petitions to deny but cannot consider whether the public interest would be better served by a person other than the renewal applicant. Instead, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent's application for renewal of license.

      Although in the vast majority of cases broadcast licenses are granted by the FCC when petitions to deny are filed against them, there can be no assurance that any of the Company's stations' licenses will be renewed.

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

Other Regulations Affecting Radio Broadcasting Stations.

      The FCC has significantly reduced its past regulation of broadcast stations. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that currently regulate matters such as political advertising practices, equal employment opportunities, application procedures and other areas affecting the business or operations of broadcast stations.

Antitrust Matters.

      An important element of the Company's growth strategy involves the acquisition of additional radio stations, many of which are likely to require preacquisition antitrust review by the FTC and the Antitrust Division. Following passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks, particularly in instances where the proposed acquiror already owns one or more radio station properties in a particular market and seeks to acquire another radio station in the same market. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in specific markets based on allegations that proposed acquisitions would lead to unacceptable concentration levels. There can be no assurance that the Antitrust Division or the FTC will not seek to bar the Company from acquiring additional radio stations in a market where the Company already owns stations.

      The FCC has been increasingly aggressive in independently examining issues of market concentration when considering radio station acquisitions. The FCC has delayed its approval of several radio station purchases by various parties because of market concentration concerns. Moreover, the FCC has followed an informal policy of giving specific public notice of its intention to conduct additional ownership concentration analysis and soliciting public comment on the issue of concentration and its effect on competition and diversity with respect to certain applications for consent to radio station acquisitions.

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

      Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. For example, the FCC has adopted new rules which, with limited exceptions, require the holder of an FCC construction permit to complete construction of new or modified facilities within three (3) years of grant. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (liquor, beer and wine, for example) and the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry. The 1996 Act also covers satellite and terrestrial delivery of digital audio radio service, and direct broadcast satellite systems. The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, or the 1996 Act, nor of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

Risk Factors

Potential Risks to Investors Due to Our Concentration of Cash Flow from Los Angeles Stations.

      Broadcast cash flow generated by the Company's Los Angeles stations accounted for approximately 44.0% of the Company's broadcast cash flow for the year ended December 31, 2000. Increased competition for advertising dollars with other radio stations and communications media in the Los Angeles metropolitan area, both generally and relative to the broadcasting industry, increased competition from a new format competitor and other competitive and economic factors could cause a decline in revenue generated by the Company's Los Angeles stations. A significant decline in the revenue of the Los Angeles stations could have a material adverse effect on the Company's overall results of operations and broadcast cash flow.

Significant Control by the Tichenor Family May Offset Our Future Actions.

      As of March 12, 2001, McHenry T. Tichenor, Jr., the Company's Chairman, President and Chief Executive Officer, and certain members of his family held voting control over approximately 16.5% of the shares of the Company's Class A Common Stock. Since these shares are subject to a voting agreement, the Tichenor family can exert significant influence over the election of the Company's board of directors and other management decisions. Such ownership and control by the Tichenor family could have the effect of delaying or preventing a change in control of the Company, thereby possibly having the effect of depriving stockholders of the opportunity to receive a premium for their shares. Such ownership and control could also have the effect of making the Company less attractive to a potential acquirer and could result in holders of Class A Common Stock receiving less consideration upon a sale of their shares than might otherwise be available in the event of a takeover attempt.

Potential Risks to Investors Due to Our Relationship with Clear Channel.

      As of March 15, 2001, Clear Channel Communications, Inc. ("Clear Channel") owned no shares of Class A Common Stock and thus is not entitled to vote in the election of the Company's directors. However, Clear Channel does own all of the outstanding shares of the Company's Class B Common Stock, which accounts for approximately a 26.0% interest in the Common Stock of the Company. As long as Clear Channel owns at least 20.0% of the Company's Common Stock, Clear Channel will have a class vote on certain matters, including the sale of all or substantially all of the assets of the Company, any merger or consolidation involving the Company where the stockholders of the Company immediately prior to the transaction would not own at least 50.0% of the capital stock of the surviving entity, any reclassification, capitalization, dissolution, liquidation or winding up of the Company, the issuance of any shares of Preferred Stock by the Company, the amendment of the Company's Restated Certificate of Incorporation in a manner that adversely affects the rights of the holders of Class B Common Stock, the declaration or payment of any non-cash dividends on the Company's Common Stock, or any amendment to the Company's Certificate of Incorporation concerning the Company's capital stock. Furthermore, shares of Class B Common Stock are convertible into shares of Class A Common Stock, at the holder's option, subject to any necessary governmental consents, including the consent of the FCC. Because of the FCC's multiple ownership rules, which limit the number of radio stations that a company may own or have an attributable interest in, in a single market, Clear Channel may not presently convert its shares of Class B Common Stock into shares of Class A Common Stock if such conversion would create an attributable interest without first obtaining the consent of the FCC. The provisions of the Class B Common Stock could have the effect of delaying or preventing a change in control of the Company, thereby possibly having the effect of depriving stockholders of the opportunity to receive a premium for their shares. Such provisions could also have the effect of making the Company less attractive to a potential acquirer and could result in holders of Class A Common Stock receiving less consideration upon a sale of their shares than might otherwise be available in the event of a takeover attempt.

      Clear Channel owns a significant percentage of the Company's Common Stock. Any direct or indirect sales of the Company's stock by Clear Channel could have a material adverse effect on the Company's stock price and could impair the Company's ability to raise money in the equity markets.

      The nature of the respective businesses of the Company and Clear Channel gives rise to potential conflicts of interest between the two companies. The Company and Clear Channel are each engaged in the radio broadcasting business in certain markets, and as a result, they are competing with each other for advertising revenues. As of December 31, 2000, Clear Channel owned, programmed or sold airtime for

1,170 radio stations in the United States, as well as radio stations in a number of foreign countries. Clear Channel also owned or programmed 18 television stations and was one of the world's largest outdoor advertising companies based on its total inventory of advertising display faces. Clear Channel's television and outdoor advertising operations may also be deemed to compete with the Company's business. In addition, conflicts could arise with respect to transactions involving the purchase or sale of radio broadcasting companies, particularly Spanish-language radio broadcasting companies, the issuance of additional equity securities, or the payment of dividends by the Company. For instance, Clear Channel currently owns a 40% equity interest in Grupo ACIR Comunicaciones, one of the largest radio broadcasters in Mexico.

      Clear Channel is engaged in the Spanish-language radio broadcasting business in the United States, other than through its ownership of shares in the Company. Acquisition opportunities could arise which require greater financial resources than those available to the Company or which are located in areas in which the Company does not intend to operate. In addition, Clear Channel may from time to time acquire domestic Spanish-language radio broadcasting companies or an interest in such companies, individually or as part of a larger group. In addition, Clear Channel may from time to time make international acquisitions of or investments in companies engaged in the Spanish-language radio broadcasting business outside the United States and the Company and Clear Channel may compete for such acquisition or investment opportunities. To the extent the Company enters new lines of business, it may be deemed to compete directly or indirectly with Clear Channel, and the Company and Clear Channel may compete in the future with respect to acquisitions and investment opportunities in these areas.

Our Acquisition Strategy Could Pose Risks.

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

Employees

      As of February 28, 2001, the Company employed 903 persons on a full-time basis, including corporate employees and 16 employees (at WCAA(FM) and WADO(AM), New York) who are subject to two collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

      The Company's corporate headquarters is in Dallas, Texas. The Company has leased approximately 11,000 square feet at 3102 Oak Lawn Avenue in Dallas, Texas. The initial term of this lease expires in 2013, and the Company has one option to extend the lease for one additional five-year term.

      The types of properties required to support each of the Company's radio stations listed in Item 1 above includes offices and transmitter sites. A radio station's studios are generally housed with its offices in downtown or business districts. A radio station's transmitter sites generally are located in a manner that provides maximum market coverage subject to the station's FCC license and FCC rules and regulations.

      The offices and studios of the Company's radio stations are located in leased or owned facilities. These leases generally have expiration dates that range from three to fifteen years. The Company either owns or leases its transmitter and antenna sites. These leases generally have expiration dates that range from one to seventeen years. The Company does not anticipate any difficulties in renewing those leases that expire within the next several years or in leasing other space, if required.

      A substantial amount of the Company's broadcast cash flow was generated by the Company's Los Angeles stations during 2000. Accordingly, the offices, studios, transmitter sites and antenna sites used in the operation of the Company's Los Angeles stations may be material to the Company's overall operations.

      As noted in Item 1 above, as of December 31, 2000, the Company owns or programs 47 radio stations in 13 markets throughout the United States. Therefore, except as set forth above, no one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations. The Company owns substantially all of the equipment used in its radio broadcasting business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Class A Common Stock

      The Class A Common Stock is traded on the New York Stock Exchange under the symbol "HSP." The following table sets forth for each of the periods presented below, the high and low closing sale prices per share:

                                                            High         Low
                                                        ------------------------
Year Ended December 31, 1999
  First Quarter......................................     $  24.44    $  20.63
  Second Quarter.....................................        37.94       21.63
  Third Quarter......................................        43.74       33.25
  Fourth Quarter.....................................        48.75       38.47

Year Ended December 31, 2000
  First Quarter......................................     $  64.19    $  43.13
  Second Quarter.....................................        52.78       30.94
  Third Quarter......................................        41.50       20.63
  Fourth Quarter.....................................        37.06       19.13

      As of December 31, 2000, there were approximately 96 holders of the Class A Common Stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividend Policy

      The Company has never paid a cash dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings for use in the growth of its business. The Company currently is restricted from paying any cash dividends on its capital stock under its credit agreement.

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents selected consolidated financial data for Hispanic Broadcasting Corporation and its subsidiaries for the years ended December 31, 2000, 1999, 1998 and 1997, the three months ended December 31, 1996, and the year ended September 30, 1996 (in thousands, except per share data):

                                                                                                  Three Months        Year
                                                           Year Ended December 31,                    Ended          Ended
                                              ------------------------------------------------     December 31,   September 30,
                                                 2000         1999         1998         1997           1996           1996
                                              ---------    ---------    ---------    ---------      ---------      ---------
Statement of Operations Data:
Net revenues                                  $ 237,554    $ 197,920    $ 164,122    $ 136,584      $  18,309      $  71,732
Operating expenses                              134,980      106,288       95,784       82,065         11,207         48,896
Depreciation and amortization                    34,264       28,492       21,149       14,928          1,747          5,140
                                              ---------    ---------    ---------    ---------      ---------      ---------
Operating income before corporate expenses       68,310       63,140       47,189       39,591          5,355         17,696
Corporate expenses                                8,382        6,982        5,451        4,579            368          5,072
                                              ---------    ---------    ---------    ---------      ---------      ---------
Operating income                                 59,928       56,158       41,738       35,012          4,987         12,624
                                              ---------    ---------    ---------    ---------      ---------      ---------

Other income (expense):
  Interest income (expense), net                  7,078        1,831        2,634       (3,541)        (2,841)       (11,034)
  Restructuring charges(a)                           --           --           --           --             --        (29,011)
  Other, net                                      1,585           --          252          (82)            18         (1,671)
                                              ---------    ---------    ---------    ---------      ---------      ---------
                                                  8,663        1,831        2,886       (3,623)        (2,823)       (41,716)
                                              ---------    ---------    ---------    ---------      ---------      ---------

Income (loss) before income tax                  68,591       57,989       44,624       31,389          2,164        (29,092)
Income tax                                       27,060       23,813       17,740       12,617            100             65
                                              ---------    ---------    ---------    ---------      ---------      ---------
Income (loss) from continuing operations         41,531       34,176       26,884       18,772          2,064        (29,157)
Loss on discontinued operations of CRC(a)            --           --           --           --             --          9,988
                                              ---------    ---------    ---------    ---------      ---------      ---------
Income (loss) before extraordinary item          41,531       34,176       26,884       18,772          2,064        (39,145)
Extraordinary item - loss on retirement
  of debt                                            --           --           --           --             --          7,461
                                              ---------    ---------    ---------    ---------      ---------      ---------
Net income (loss)                             $  41,531    $  34,176    $  26,884    $  18,772      $   2,064      $ (46,606)
                                              =========    =========    =========    =========      =========      =========

Net income (loss) per common share(b):

  Basic:
  Continuing operations                       $    0.38    $    0.34    $    0.27    $    0.23      $    0.04      $   (0.71)
  Discontinued operations                            --           --           --           --             --          (0.24)
  Extraordinary loss                                 --           --           --           --             --          (0.18)
                                              ---------    ---------    ---------    ---------      ---------      ---------
  Net income (loss)                           $    0.38    $    0.34    $    0.27    $    0.23      $    0.04      $   (1.13)
                                              =========    =========    =========    =========      =========      =========

  Diluted:
  Continuing operations                       $    0.38    $    0.33    $    0.27    $    0.22      $    0.04      $   (0.71)
  Discontinued operations                            --           --           --           --             --          (0.24)
  Extraordinary loss                                 --           --           --           --             --          (0.18)
                                              ---------    ---------    ---------    ---------      ---------      ---------
  Net income (loss)                           $    0.38    $    0.33    $    0.27    $    0.22      $    0.04      $   (1.13)
                                              =========    =========    =========    =========      =========      =========

Weighted average common shares outstanding:
  Basic                                         108,858      101,566       98,042       83,342         46,191         41,180
  Diluted                                       110,388      102,927       98,695       83,584         46,191         41,180

Statement of Cash Flow Data:
Net cash provided by (used in) operating
  activities
                                              $  70,843    $  61,641    $  56,985    $  43,792      $   2,607      $ (20,099)
Net cash used in investing activities          (172,514)    (226,133)    (246,326)     (23,019)          (798)       (28,480)

Net cash provided by (used in) financing
  activities                                      2,224      369,335      193,081      (19,008)        (2,153)        48,306

Other Operating Data(c):
Broadcast cash flow                           $ 102,574    $  91,632    $  68,338    $  54,519      $   7,102      $  22,836
EBITDA                                           94,192       84,650       62,887       49,940          6,734         17,764

                                                                                             Three Months      Year
                                                       Year Ended December 31,                  Ended          Ended
                                         -------------------------------------------------   December 31,  September 30,
                                            2000         1999         1998         1997          1996          1996
                                         ----------   ----------   ----------   ----------    ----------    ----------
Balance Sheet Data (at end of period):
Working capital                          $  145,714   $  231,137   $   17,168   $   10,970    $    8,429    $    7,168
Net intangible assets                       942,153      848,351      646,201      423,530       120,592       121,742
Total assets                              1,204,648    1,157,138      746,689      512,249       163,725       165,751
Long-term debt, less current portion          1,404        1,448        1,547       14,122       135,504       137,659
Stockholders' equity                      1,071,003    1,026,253      622,621      389,960        14,166        12,101

(a) On August 5, 1996, Clear Channel Communications, Inc. acquired control of the Company. In connection with the change in control, the Company incurred certain restructuring charges. Also, effective August 5, 1996, the Company's Board of Directors approved a plan to discontinue the operations of the radio network Cadena Radio Centro ("CRC").
(b) All common share and per-common-share amounts have been adjusted retroactively for two-for-one common stock splits effective June 15, 2000 and December 1, 1997.
(c) Operating income excluding corporate expenses, depreciation and amortization, commonly referred to as "broadcast cash flow," is widely used in the broadcast industry as a measure of a broadcasting company's operating performance. Another measure of operating performance is EBITDA. EBITDA consists of operating income excluding depreciation and amortization. Broadcast cash flow and EBITDA are not calculated in accordance with generally accepted accounting principles. These measures should not be considered in isolation or as substitutes for operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Further, such amounts may not be consistent with similarly titled measures presented by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the consolidated results of operations and cash flows of the Company for the years ended December 31, 2000, 1999 and 1998 and consolidated financial condition as of December 31, 2000 and 1999 should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this report.

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

Results of Operations for the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

      The results of operations for the year ended December 31, 2000 are not comparable to the results of operations for the same period in 1999 primarily due to the start-up of radio stations KHOT(FM) in Phoenix on April 5, 1999, the radio station broadcasting at 94.1 MHz (KLNO(FM)) in Dallas on September 24, 1999, KRCD(FM) and KRCV(FM) in Los Angeles on January 31, 2000, KCOR(FM) and KBBT(FM) in San Antonio on September 15, 2000 and September 29, 2000, respectively, and the start-up of HBCi, LLC, the Company's Internet subsidiary on January 1, 2000.

      Net revenues increased by $39.7 million or 20.1% to $237.6 million for the year ended December 31, 2000 from $197.9 million for the same period in 1999. Net revenues increased for the year ended December 31, 2000, compared to the same periods in 1999 primarily because of (a) revenue growth of same stations, and (b) revenues from start-up stations acquired or reformatted in 1999 and 2000. Same station revenues benefited from improved performance of the Company's news/talk stations, which collectively had posted revenue declines a year earlier.

      Operating expenses increased by $28.7 million or 27.0% to $135.0 million for the year ended December 31, 2000 from $106.3 million for the same period in 1999. Operating expenses increased primarily due to (a) an increase in operating expenses of same stations, (b) increases in operating expenses of start-up stations, and (c) costs associated with the development, launch and operation of the Company's radio station Internet websites and local portals. We increased the promotion of our radio stations to improve the ratings and invested in on-air talent, programming research, additional sales and marketing personnel and staffing and other costs associated with our non-traditional revenue initiative. Non-traditional revenues are revenues from the implementation of new business development techniques. The provision for bad debts for the year ended December 31, 2000 increased by $1.9 million over the same period of 1999 primarily due to our estimate that a certain agency account is uncollectable. As a percentage of net revenues, operating expenses increased to 56.8% from 53.7% for the years ended December 31, 2000 and 1999, respectively.

      Operating income before corporate expenses, depreciation and amortization ("broadcast cash flow") increased by $11.0 million or 12.0% to $102.6 million for the year ended December 31, 2000 from $91.6 million for the same period in 1999. As a percentage of net revenues, broadcast cash flow decreased to 43.2% from 46.3% for the years ended December 31, 2000 and 1999, respectively.

      Corporate expenses increased by $1.5 million or 21.7% to $8.4 million for the year ended December 31, 2000 from $6.9 million for the same period in 1999. The increase was primarily due to (a) higher staffing costs, and (b) one-time costs of approximately $0.6 million associated with the move from the Nasdaq National Market to the New York Stock Exchange and the costs associated with the Company's unsuccessful efforts to acquire three radio stations from Clear Channel. As a percentage of net revenues, corporate expenses were 3.5% for the years ended December 31, 2000 and 1999.

      EBITDA for the year ended December 31, 2000 increased 11.2%, to $94.2 million compared to $84.7 million for the same period in 1999. As a percentage of net revenues, EBITDA decreased to 39.6% from 42.8% for the years ended December 31, 2000 and 1999, respectively.

      Depreciation and amortization for the year ended December 31, 2000 increased 20.4% to $34.3 million compared to $28.5 million for the same period in 1999. The increase is due to radio station acquisitions and capital expenditures.

      Interest income, net increased to $7.1 million from $1.8 million for the years ended December 31, 2000 and 1999, respectively. The increase for the year ended December 31, 2000 compared to the same period in 1999 was due to cash and cash equivalents being much higher in 2000 than in 1999 due to the unspent proceeds of the November 1999 secondary public stock offering ("November 1999 Offering") being invested for the entire year.

      Other, net increased to $1.6 million for the year ended December 31, 2000. The increase was mainly due to the award received by the Company related to the Z-Spanish Media Corporation (owner of radio station KLNZ(FM)) arbitration proceedings.

      Federal and state income taxes are being provided at an effective rate of 39.5% and 41.1% for the years ended December 31, 2000 and 1999, respectively. The decrease in the effective rate is primarily due to an increase in tax-exempt interest income.

      For the year ended December 31, 2000, the Company's net income totaled $41.5 million ($0.38 per common share) compared to $34.2 million ($0.33 per common share - diluted) in the same period in 1999.

Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998.

      The results of operations for the year ended December 31, 1999 are not comparable to results of operations for the same period in 1998 primarily due to the start-up of radio stations WCAA(FM) in New York on May 22, 1998 (WPAT(AM) was exchanged for WCAA(FM)), KRTX(AM/FM) in Houston on May 29, 1998, KLQV(FM) and KLNV(FM) in San Diego on August 10, 1998, KHOT(FM) in Phoenix on April 5, 1999, the radio station broadcasting at 94.1 MHz (KLNO(FM)) in Dallas on September 24, 1999, and the start-up of HBC Radio Network, Inc. (a radio network sales and programming division) on January 1, 1999.

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

      Broadcast cash flow for the year ended December 31, 1999 increased 34.1% to $91.6 million, compared to $68.3 million for the year ended December 31, 1998. As a percentage of net revenues, broadcast cash flow increased to 46.3% from 41.6% for the years ended December 31, 1999 and 1998, respectively. Had the WCAA(FM) acquisition occurred on January 1, 1998, broadcast cash flow, on a pro forma basis, for the year ended December 31, 1999 would have increased 32.9% compared to the same period in 1998.

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

      Interest income, net decreased to $1.8 million from $2.6 million for the years ended December 31, 1999 and 1998, respectively. The decrease for the year ended December 31, 1999 compared to the same period in 1998 was because the proceeds from the June 1999 secondary public stock offering ("June 1999 Offering") and the November 1999 Offering were received later in the year in comparison to the proceeds of the January 1998 secondary public stock offering ("January 1998 Offering").

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

      For the year ended December 31, 1999, net income totaled $34.2 million ($0.33 per common share - diluted) compared to $26.9 million ($0.27 per common share) in the same period in 1998.

Liquidity and Capital Resources

      Net cash provided by operating activities for the year ended December 31, 2000 was $70.8 million as compared to $61.6 million for the same period in 1999. The increase from 1999 to 2000 is due to an increase in revenues in 2000 which is offset somewhat by an increase in accounts receivable in 2000. Net cash used in investing activities was $172.5 and $226.1 million for the years ended December 31, 2000 and 1999, respectively. The $53.6 million decrease from 1999 to 2000 is primarily due to the purchase price of KRCD(FM), KRCV(FM), KCOR(FM) and KBBT(FM) in 2000 being less than the purchase price of KHOT(FM), KISF(FM), KSCA(FM) and KLNO(FM) in 1999. The decrease is partially offset by an increase in deferred charges and other assets in 2000 due to signal upgrades in process for certain radio stations in Houston and Dallas and the investment in Hispanic Radio Network, LLC, a company which engages in the development of Spanish-language programming content for radio, television, Internet and other media. Net cash provided by financing activities was $2.2 and $369.3 million for the years ended December 31, 2000 and 1999, respectively. The $367.1 million decrease from 1999 to 2000 is due to there being two secondary stock offerings in 1999 (the June 1999 Offering and the November 1999 Offering) and no secondary stock offering in 2000.

      Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $11.0 and $11.6 million for the years ended December 31, 2000 and 1999, respectively. The $0.6 million decrease is mostly due to a higher amount of capital expenditure in 1999 for the radio signal upgrade of WADO(AM) in New York. Approximately $6.6 million of the capital expenditures incurred during the year ended December 31, 2000 related to radio signal upgrade projects for four different radio stations and the build-out of studios in Miami, Los Angeles, Phoenix and Dallas compared to $7.2 million incurred in the same period in 1999 for the same radio signal upgrade projects and the build-out of studios related to acquisitions made in New York, Phoenix and Los Angeles.

      Available cash on hand plus cash flow provided by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund capital expenditures. Management believes the Company will have sufficient cash on hand and cash provided by operations to finance its operations, satisfy its debt service requirements, and to fund capital expenditures. Management regularly reviews potential acquisitions. Future acquisitions will be financed primarily through available cash on hand, proceeds from borrowings under the $270.0 million revolving credit facility (the "Credit Facility"), proceeds from securities offerings, and/or from cash provided by operations.

Stockholders' Equity

      On November 24, 1999, we completed the November 1999 Offering, selling 6,102,580 shares of Class A Common Stock at $40.85 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $248.7 million.

      On June 7, 1999, we completed the June 1999 Offering, selling 4,000,000 shares of Class A Common Stock at $30.02 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $119.9 million.

Long-Term Debt

      For the year ended December 31, 2000, no amounts were borrowed on the Credit Facility. As of December 31, 1998, there was no outstanding balance on the Credit Facility. On April 30, 1999, we borrowed $20.0 million on the Credit Facility and repaid the entire amount by June 30, 1999 from the proceeds of the June 1999 Offering. In September 1999, we borrowed $51.0 million on the Credit Facility and repaid the entire amount by December 31, 1999 with cash generated from operating activities and proceeds of the November 1999 Offering.

      Borrowings under the Credit Facility bear interest at a rate based on LIBOR plus an applicable margin as determined by the Company's leverage ratio. The Credit Facility is secured by the stock of the Company's subsidiaries. Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending December 31, 2004.

      Our ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. We may elect under the terms of the Credit Facility to increase the facility by $142.5 million.

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

                                                                                             Three Months       Year
                                                        Year Ended December 31,                 Ended          Ended
                                            -----------------------------------------------   December 31,  September 30,
                                              2000         1999         1998         1997        1996           1996
                                            --------     --------     --------     --------    --------       --------
Earnings to Fixed Charges                       28.7         20.0         14.6          7.5         1.7             --
Deficiency of Earnings to Cover Fixed
  Charges                                         --           --           --           --          --       $ 29,092
Earnings to Combined Fixed Charges and
  Preferred Stock Dividends                     28.7         20.0         14.6          7.5         1.7             --
Deficiency of Earnings to Cover Fixed
  Charges and Preferred Stock Dividends           --           --           --           --          --       $ 29,112

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

                                                                            Page
                                                                          Number

Independent Auditors' Report ..........................................       26

Consolidated Balance Sheets as of December 31, 2000 and 1999 ..........       27

Consolidated Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998 ......................................       28

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2000, 1999 and 1998 ................................       29

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998 ......................................       30

Notes to Consolidated Financial Statements ............................       31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Hispanic Broadcasting Corporation:

We have audited the accompanying consolidated balance sheets of Hispanic Broadcasting Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included at Item 14 (a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hispanic Broadcasting Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    KPMG LLP

Dallas, Texas
February 9, 2001

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     (in thousands except share information)

                                  ASSETS

                                                                                                     December 31,
                                                                                              ------------------------
                                                                                                 2000          1999
                                                                                              ----------   -----------
Current assets:
   Cash and cash equivalents                                                                  $  115,689   $   215,136
   Accounts receivable, net of allowance of $3,181 in 2000 and $1,855 in 1999                     49,428        40,621
   Prepaid expenses and other current assets                                                         886           825
                                                                                              ----------   -----------
               Total current assets                                                              166,003       256,582
                                                                                              ----------   -----------

Property and equipment, at cost:
   Land and improvements                                                                           9,648         7,895
   Buildings and improvements                                                                     10,481         7,674
   Broadcast and other equipment                                                                  42,932        38,220
   Furniture and fixtures                                                                         12,901        10,351
                                                                                              ----------   -----------
                                                                                                  75,962        64,140
   Less accumulated depreciation                                                                  30,844        23,217
                                                                                              ----------   -----------
                                                                                                  45,118        40,923
                                                                                              ----------   -----------
Intangible assets:
   Broadcast licenses                                                                            908,640       789,641
   Cost in excess of fair value of net assets acquired                                            99,711        99,711
   Other intangible assets                                                                        17,256        15,833
                                                                                              ----------   -----------
                                                                                               1,025,607       905,185
   Less accumulated amortization                                                                  83,454        56,834
                                                                                              ----------   -----------
                                                                                                 942,153       848,351
                                                                                              ----------   -----------

Deferred charges and other assets                                                                 51,374        11,282
                                                                                              ----------   -----------

     Total assets                                                                             $1,204,648   $ 1,157,138
                                                                                              ==========   ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                           $    3,198   $     1,210
   Accrued expenses                                                                               15,330        18,028
   Income taxes payable                                                                            1,738         6,107
   Current portion of long-term obligations                                                           23           100
                                                                                              ----------   -----------
               Total current liabilities                                                          20,289        25,445
                                                                                              ----------   -----------

Long-term obligations, less current portion                                                        1,404         1,448
                                                                                              ----------   -----------

Deferred income taxes                                                                            111,952       103,992
                                                                                              ----------   -----------

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, cumulative, $.001 par value; authorized 5,000,000 shares;
     no shares issued or outstanding                                                                  --            --
   Class A Common Stock, $.001 par value; authorized 175,000,000 shares in 2000 and
      100,000,000 shares in 1999; issued and outstanding 80,645,351 shares in 2000 and
      80,489,556 shares in 1999                                                                       81            40
   Class B Common Stock, convertible, $.001 par value; authorized 50,000,000 shares; issued
     and outstanding 28,312,940 shares                                                                28            14
   Additional paid-in capital                                                                  1,037,955     1,034,791
   Retained earnings (accumulated deficit)                                                        32,939        (8,592)
                                                                                              ----------   -----------
     Total stockholders' equity                                                                1,071,003     1,026,253
                                                                                              ----------   -----------

     Total liabilities and stockholders' equity                                               $1,204,648   $ 1,157,138
                                                                                              ==========   ===========

          See accompanying notes to consolidated financial statements.

                             HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (in thousands except per share data)

                                                    Year Ended December 31,
                                            -----------------------------------
                                               2000         1999         1998
                                            ---------    ---------    ---------
Revenues                                    $ 270,339    $ 225,301    $ 186,779
Agency commissions                             32,785       27,381       22,657
                                            ---------    ---------    ---------
Net revenues                                  237,554      197,920      164,122
Operating expenses                            134,980      106,288       95,784
Depreciation and amortization                  34,264       28,492       21,149
                                            ---------    ---------    ---------
Operating income before corporate
expenses                                       68,310       63,140       47,189
Corporate expenses                              8,382        6,982        5,451
                                            ---------    ---------    ---------
Operating income                               59,928       56,158       41,738
                                            ---------    ---------    ---------

Other income (expense):
    Interest income                             7,897        3,438        4,680
    Interest expense                             (819)      (1,607)      (2,046)
    Other, net                                  1,585           --          252
                                            ---------    ---------    ---------
                                                8,663        1,831        2,886
                                            ---------    ---------    ---------

Income before income tax                       68,591       57,989       44,624
Income tax                                     27,060       23,813       17,740
                                            ---------    ---------    ---------
Net income                                  $  41,531    $  34,176    $  26,884
                                            =========    =========    =========

Net income per common share:
    Basic                                   $    0.38    $    0.34    $    0.27
    Diluted                                 $    0.38    $    0.33    $    0.27

Weighted average common shares outstanding:
    Basic                                     108,858      101,566       98,042
    Diluted                                   110,388      102,927       98,695

          See accompanying notes to consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (in thousands except share information)

                                                                                                Retained
                                                           Common Stock         Additional       earnings
                                      Preferred     -------------------------    paid-in      (accumulated
                                         Stock        Class A       Class B      capital         deficit)        Total
                                      -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1997          $        --   $        30   $        14   $   459,567    $   (69,652)   $   389,959
Net proceeds from issuance
  of 10,386,464 shares of Class A
  Common Stock                                 --             5            --       205,773             --        205,778
Net income                                     --            --            --            --         26,884         26,884
                                      -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1998                   --            35            14       665,340        (42,768)       622,621
Net proceeds from issuance
  of 10,145,596 shares
  of Class A Common
Stock                                          --             5            --       369,451             --        369,456
Net income                                     --            --            --            --         34,176         34,176
                                      -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1999                   --            40            14     1,034,791         (8,592)     1,026,253
Net proceeds from issuance of
  149,111 shares of Class A
  Common Stock                                 --            --            --         2,324             --          2,324
Two-for-one stock split                        --            41            14           (55)            --             --
Tax benefit of stock options
  exercised                                    --            --            --           653             --            653
Options issued to non employees for
  services                                     --            --            --           242             --            242
Net income                                     --            --            --            --         41,531         41,531
                                      -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2000          $        --   $        81   $        28   $ 1,037,955    $    32,939    $ 1,071,003
                                      ===========   ===========   ===========   ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                             Year Ended December 31,
                                                       -----------------------------------
                                                          2000         1999         1998
                                                       ---------    ---------    ---------
Cash flows from operating activities:
   Net income                                          $  41,531    $  34,176    $  26,884
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for bad debts                              3,757        1,869        1,418
      Depreciation and amortization                       34,264       28,492       21,149
      Amortization of debt facility fee included
         in interest expense                                 162          156          160
      Deferred income taxes                                7,960        8,006        9,944
      Changes in operating assets and liabilities:
         Accounts receivable, net                        (12,533)      (8,338)      (6,328)
         Prepaid expenses and other current assets           (61)        (377)         361
         Accounts payable                                  1,988         (775)         (26)
         Accrued expenses                                 (2,698)      (4,173)       3,519
         Income taxes payable                             (4,369)       2,601          156
         Other, net                                          842            4         (252)
                                                       ---------    ---------    ---------
           Net cash provided by operating
              activities                                  70,843       61,641       56,985
                                                       ---------    ---------    ---------

Cash flows from investing activities:
   Acquisitions of radio stations                       (120,152)    (208,921)    (236,648)
   Property and equipment acquisitions                   (11,007)     (11,578)      (5,086)
   Dispositions of property and equipment                    111          951          340
   Additions to intangible assets                           (653)        (144)         (56)
   Increase in deferred charges and other assets         (40,813)      (6,441)      (4,876)
                                                       ---------    ---------    ---------
           Net cash used in investing activities        (172,514)    (226,133)    (246,326)
                                                       ---------    ---------    ---------

Cash flows from financing activities:
   Borrowings on long-term obligations                        --       71,000       18,000
   Payments on long-term obligations                        (120)     (71,121)     (30,894)
   Proceeds from stock issuances                           2,344      369,456      205,975
                                                       ---------    ---------    ---------
           Net cash provided by financing activities       2,224      369,335      193,081
                                                       ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents     (99,447)     204,843        3,740
Cash and cash equivalents at beginning of year           215,136       10,293        6,553
                                                       ---------    ---------    ---------
Cash and cash equivalents at end of year               $ 115,689    $ 215,136    $  10,293
                                                       =========    =========    =========

          See accompanying notes to consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

      Organization

      Hispanic Broadcasting Corporation (the "Company"), through its subsidiaries, owns and operates 47 Spanish-language broadcast radio stations serving 13 markets throughout the United States (Los Angeles, New York City, Miami, San Francisco/San Jose, Chicago, Houston, San Antonio, Dallas/Fort Worth, McAllen/Brownsville/Harlingen, San Diego, Phoenix, El Paso and Las Vegas). The Company also owns and operates HBC Radio Network, which is one of the largest Spanish-language radio broadcast networks in the United States in terms of audience delivery and HBCi which operates the Company's radio station Internet websites.

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

      Investments

      The Company uses the equity method to account for investments when it does not have a controlling interest but has the ability to exercise significant influence over the operating and/or financial decisions of the investee. Investments where the Company does not exert significant influence are accounted for using the cost method. Investments at December 31, 2000 and 1999 (included in deferred charges and other assets) consist of interests in entities which are involved in radio broadcasting, ownership of transmission towers and the development of Spanish-language programming.

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

      Broadcast licenses                                                40 years
      Cost in excess of fair value of net assets acquired   principally 40 years
      Other intangibles                                             3 - 40 years

      The Company evaluates periodically the propriety of the carrying amount of intangible assets, including goodwill, as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted income before depreciation, amortization, and interest for each of the Company's radio stations over the remaining estimated useful life of the broadcast licenses. If such projections indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amounts of the related intangible assets, a loss is recognized to the extent the carrying amount of the asset exceeds its fair value. At this time, the Company believes that no impairment of goodwill and other intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

      Revenue Recognition

      Revenue is derived primarily from the sale of advertising time to local and national advertisers. Revenue is recognized as commercials are broadcast.

      Advertising Costs

      The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are charged to expense in the year incurred and totaled approximately $5.7, $4.2 and $6.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

      Derivative Financial Instruments

      The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used, from time to time, to manage well-defined interest rate risks related to interest on the Company's outstanding debt. There were no outstanding swap agreements or other derivative financial instruments at December 31, 2000 or 1999.

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

      Stock Based Compensation

      The Company accounts for stock options issued to employees and directors using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations.

      Under APB 25, the Company does not recognize compensation expense related to employee stock options since options are not granted at a price below the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, the Company has disclosed pro forma net income and net income per share using the fair-value method in calculating compensation expense. Also, in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company includes in operating expenses in the statement of operations, the cost of stock options (calculated using the fair-value method) issued to persons who are not employees or directors.

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

      On March 1, 1999, the Company entered into an asset purchase agreement to acquire for $20.3 million the assets of KISF(FM), serving the Las Vegas market (the "Las Vegas Acquisition"). The Las Vegas Acquisition closed on April 30, 1999. The asset acquisition was funded with a $20.0 million borrowing from the Company's $270.0 million revolving credit facility (the "Credit Facility") and $0.3 million cash generated from operations. Immediately after closing, the station's programming was converted to a Spanish-language format.

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

      Pending Transactions

      The Company's contracts for the acquisition of stations KOVA(FM) and KLTO(FM) (both stations are currently owned by the Company) provided for an increase in the purchase price in the event that the FCC authorized certain station improvements. In November 2000, the FCC authorized the station improvements. As of December 31, 2000, the Company has paid approximately $31.5 million of upgrade costs and additional purchase price (included in deferred charges and other assets). The Company expects to incur approximately $1.5 million more of upgrade costs in 2001. The Company will use its available cash on hand to fund these upgrade costs. The station upgrade is not expected to be completed and operating until the Spring of 2001.

      Uncompleted Transactions

      On April 14, 1999, the Company entered into an agreement with Z-Spanish Media Corporation ("Z"), to exchange the assets of KRTX(FM), a radio station serving the Houston market, for the assets of KLNZ(FM), a radio station owned by Z serving the Phoenix market. Although the asset exchange received all necessary governmental consents, the transaction did not close. Pursuant to the terms of the asset exchange agreement, the Company instituted arbitration proceedings seeking, among other relief, specific performance to compel the closing of the transaction. In December 2000, the arbitrators awarded the Company $2.0 million which was received in January 2001. As of December 31, 2000, the Company had incurred $0.5 million of costs related to this transaction and recognized the award net of costs as $1.5 million of other income.

      On March 4, 2000, the Company entered into an agreement with subsidiaries of Clear Channel Communications, Inc. ("Clear Channel") and AMFM Inc. to purchase for approximately $127.0 million the assets of KXPK(FM), KKFR(FM) and KEYI(FM), serving the Denver, Phoenix and Austin markets, respectively. The Department of Justice ("DOJ") disallowed the Company from making this acquisition. The DOJ required these radio stations to be divested by Clear Channel or AMFM Inc. in connection with the merger of these two companies. Clear Channel owns a 26% nonvoting equity interest in the Company.

3. Long-Term Obligations

      The following is a summary of long-term obligations outstanding as of December 31, 2000 and 1999 (in thousands):

                                                          2000         1999
                                                        --------     --------

Revolving credit facility payable to banks;
aggregate commitment of $270.0 million; interest
rate based on LIBOR plus an applicable margin as
determined by the Company's leverage ratio; no
balance was outstanding during 2000; payable
through December 2004; secured by 100% of the
common stock of the Company's wholly-owned
subsidiaries; the Company is required to comply
with certain financial and nonfinancial covenants       $     --     $     --

Various loans net of imputed interest of 8.1%,
payable in monthly installments through 2001                  18          108

Prize awards net of imputed interest (10% to 12%),
payable in varying annual installments through 2044        1,409        1,440
                                                        --------     --------
                                                           1,427        1,548
Less current portion                                          23          100
                                                        --------     --------
                                                        $  1,404     $  1,448
                                                        ========     ========

      The Company's ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. As of December 31, 2000, the Company had $270.0 million of credit available, and may elect under the terms of the Credit Facility to increase the facility by $142.5 million. The Credit Facility commitment began reducing on September 30, 1999 and continues quarterly through December 31, 2004.

      Maturities of long-term obligations for the five years subsequent to December 31, 2000 are as follows (in thousands):

                  Year                                        Amount
                  ----                                        ------
                  2001                                        $   23
                  2002                                             6
                  2003                                             7
                  2004                                             7
                  2005                                             8
                  Thereafter                                   1,376

      Interest paid for the years ended December 31, 2000, 1999 and 1998 amounted to $0.7, $1.7 and $1.2 million, respectively.

4. Commitments and Contingencies

      The Company leases office space and other property under noncancellable operating leases. Terms of the leases vary from three to thirty years. Certain leases have contingent rent clauses whereby rent is increased based on a change in the Consumer Price Index. Various leases have renewal options of five to ten years. Future minimum rental payments under noncancellable operating leases in effect at December 31, 2000 are summarized as follows (in thousands):

               Year                                             Amount
               ----                                             ------
               2001                                            $ 7,303
               2002                                              7,529
               2003                                              7,160
               2004                                              7,068
               2005                                              6,619
               Thereafter                                       39,214

      Rent expense for the years ended December 31, 2000, 1999 and 1998 was $5.0, $4.3 and $3.4 million, respectively.

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

      On January 22, 1998, the Company completed the January 1998 Offering, selling 10,350,000 shares of Class A Common Stock at $19.88 per share, net of underwriters' discounts and commissions. The net proceeds of the offering were approximately $205.1 million.

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

6. Income Taxes

      The provision for income tax consists of the following (in thousands):

                                            Year Ended December 31,
                                 ----------------------------------------------
                                      2000           1999           1998
                                 ----------------------------------------------
Current:
    Federal                       $     15,552   $     12,618   $      6,103
    State                                3,548          3,189          1,693
                                  ------------   ------------   ------------
Total current tax                       19,100         15,807          7,796
                                  ------------   ------------   ------------
Deferred:
    Federal                              6,640          7,146          9,515
    State                                1,320            860            429
                                  ------------   ------------   ------------
Total deferred tax                       7,960          8,006          9,944
                                  ------------   ------------   ------------
Total income tax                  $     27,060   $     23,813   $     17,740
                                  ============   ============   ============

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                      2000            1999
                                                  ------------    -----------
Deferred tax assets:
    Net operating losses                          $        922    $       970
    Other intangible assets                              1,873          1,999
    Long-term obligations - prize awards                   547            561
    Allowance for doubtful accounts receivable           1,260            724
    Other                                                  309            187
                                                  ------------    -----------
Total deferred tax assets                                4,911          4,441
                                                  ------------    -----------

Deferred tax liabilities:
    Broadcast licenses                                 107,535         99,616
    Property and equipment                               1,977          1,477
    Other                                                7,351          7,340
                                                  ------------    -----------
Total deferred tax liabilities                         116,863        108,433
                                                  ------------    -----------
Net deferred tax liabilities                      $    111,952    $   103,992
                                                  ============    ===========

      The reconciliation of income tax expense computed at the federal statutory tax rate to the Company's actual income tax expense is as follows (in thousands):

                                                   Year Ended December 31,
                                             ---------------------------------
                                               2000         1999        1998
                                             --------      -------     -------
Federal income tax at statutory rate         $ 24,007      $20,296     $15,618
State income taxes, net of federal benefit      3,163        2,632       1,115
Nondeductible and non-taxable items, net         (110)         885       1,007
                                             --------      -------     -------
                                             $ 27,060      $23,813     $17,740
                                             ========      =======     =======

      As of December 31, 2000, the Company had tax net operating loss carryforwards for state tax purposes of approximately $38.4 million which expire in years 2005 through 2020 if not used.

      Income taxes paid for the years ended December 31, 2000, 1999 and 1998 amounted to $22.9, $13.3 and $6.0 million, respectively.

7. Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

                                             Year Ended December 31,
                                       ---------------------------------
                                         2000         1999        1998
                                       --------     --------     -------
Numerator:
    Net income                         $ 41,531     $ 34,176     $26,884
                                       ========     ========     =======
Denominator:
    Denominator for basic earnings
        per share                       108,858      101,566      98,042
    Effect of dilutive securities:
        Stock options                     1,514        1,347         635
        Employee Stock Purchase
              Plan                           16           14          18
                                       --------     --------     -------
    Denominator for diluted
        earnings per share              110,388      102,927      98,695
                                       ========     ========     =======

      Stock options which were excluded from the computation of diluted earnings per share due to their antidilutive effect amounted to 0.6 million shares for the year ended December 31, 2000 and zero shares for the years ended December 31, 1999 and 1998.

8. Retirement Plan

      The Company has a defined contribution retirement savings plan (the "Plan"). The Plan covers all employees who have reached the age of 18 years and have been employed by the Company for at least one year. The Company matches participants' contributions to the Plan in an amount not to exceed $1,500. The Company, at the sole discretion of the Board of Directors, may make additional supplemental contributions to the Plan. The Company's expenses related to the Plan for the years ended December 31, 2000, 1999 and 1998 amounted to $0.6, $0.3 and $0.3 million, respectively.

9. Stock Options

      In May 1997, the stockholders of the Company approved a stock incentive plan ("Long-Term Incentive Plan"), to be administered by the Board of Directors or by a sub-committee of the Board of Directors. The maximum number of shares of Class A Common Stock that may be the subject of awards at any one time shall be ten percent of the total number of shares of Class A Common Stock outstanding. Options granted under the Long-Term Incentive Plan have a ten-year term and vest over various periods up to five years.

      The stockholders of the Company also approved an Employee Stock Purchase Plan in May 1997. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During 2000, 1999 and 1998, employees purchased 37,768, 43,016 and 36,472 common shares at average prices of $29.64, $19.25 and $16.58, respectively.

      The Company issued 2,169,400, 975,500 and 739,300 stock options in 2000, 1999 and 1998, respectively, to various employees of the Company under its Long-Term Incentive Plan. The exercise prices ranged from $8.22 to $51.38 per share, the market prices at dates of issuance.

      The following is a summary of stock options outstanding and exercisable for the years ended December 31, 1998, 1999 and 2000 (in thousands, except per share data):

                                                           Weighted Average
                                                 Number     Exercise Price
                                               Of Shares      Per Share
                                               ---------   ----------------
Stock Options Outstanding:
   Options outstanding at December 31, 1997        1,446      $  11.92
   Granted                                           740         18.13
   Forfeited                                        (104)        12.86
                                                --------
   Options outstanding at December 31, 1998        2,082         14.08
   Granted                                           974         24.21
   Forfeited                                        (104)        17.28
                                                --------
   Options outstanding at December 31, 1999        2,952         17.31
   Granted                                         2,169         27.23
   Forfeited                                        (221)        25.26
   Exercised                                        (118)        11.75
                                                --------
   Options outstanding at December 31, 2000        4,782         21.58
                                                ========

Exercisable Stock Options:
   Options exercisable at December 31, 1997           34         11.86
   Vested                                             16         15.64
                                                --------
   Options exercisable at December 31, 1998           50         13.07
   Vested                                             19         18.21
                                                --------
   Options exercisable at December 31, 1999           69         14.49
   Vested                                            623         14.09
   Exercised                                        (118)        11.75
                                                --------
   Options exercisable at December 31, 2000          574         14.62
                                                ========

      Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The weighted average fair value at date of grant for options granted in the years ended December 31, 2000, 1999 and 1998 was $16.46, $13.32 and $9.75 per
share, respectively. The fair value of these options was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                            2000          1999           1998
                                         -------        -------       -------
Risk-free interest rate                     5.96%          6.11%         5.22%
Dividend yield                              0.00%          0.00%         0.00%
Volatility factor                          57.82%         50.39%        50.67%
Weighted average expected life           6 years        6 years       6 years

      For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options' vesting period. Pro forma results of operations calculated as though the Company had adopted the provisions of SFAS 123 are as follows (in thousands, except per share data):

                                         Year Ended December 31,
                                 ----------------------------------------
                                    2000           1999           1998
                                 ----------     ----------     ----------

Net income                       $   33,721     $   31,389     $   25,449
Net income per common share:
   Basic                               0.31           0.31           0.26
   Diluted                             0.31           0.30           0.26

      The following is a summary of stock options outstanding and exercisable at December 31, 2000:

                                                                       Weighted Average
   Range of                 Shares                                        Remaining
Exercise Prices          Under Option          Weighted Average        Contractual Life
    Per Share           (in thousands)     Exercise Price Per Share       (in years)
 ----------------      -----------------   ------------------------    ----------------
Stock Options Outstanding:

 $ 8.22 - $11.75             1,074                $ 11.71                    6.4
  12.34 -  18.13               667                  17.56                    7.3
  18.75 -  26.00             1,821                  20.76                    9.1
  32.25 -  41.84             1,212                  33.59                    9.3
  50.57 -  51.38                 8                  50.77                    9.1
                             -----
                             4,782
                             -----

Exercisable Stock Options:

$ 8.22 - $ 11.75               366                $ 11.63                    6.4
$12.34 - $ 18.13                60                  14.83                    6.7
$20.31 - $ 20.97               130                  20.41                    9.6
    $ 32.94                     18                  32.94                    9.4
                             -----
                               574
                             -----

10. Accrued Expenses

      Accrued expenses consist of the following (in thousands):

                                                      December 31,
                                          -----------------------------------
                                                2000                1999
                                          ---------------     ---------------

Wages, salaries and benefits payable      $         3,453     $         4,136
Commissions payable                                 5,283               5,559
Advertising payable                                   233               1,636
Other accrued expenses                              6,361               6,697
                                          ---------------     ---------------
                                          $        15,330     $        18,028
                                          ===============     ===============

11. Quarterly Results of Operations (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                            First      Second       Third       Fourth
                                           Quarter     Quarter     Quarter     Quarter
                                           -------     -------     -------     -------
Year ended December 31, 2000:

   Net revenues                            $46,539     $64,771     $64,885     $61,360
   Net income                                5,219      12,054      13,111      11,147
   Net income per common share - basic
      and diluted                             0.05        0.11        0.12        0.10

Year ended December 31, 1999:

   Net revenues                            $37,709     $51,905     $52,370     $55,936
   Net income                                3,319       9,976       9,845      11,036
   Net income per common share:
      Basic                                   0.03        0.10        0.10        0.10
      Diluted                                 0.03        0.10        0.09        0.10

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

      1. Financial Statements

            The following financial statements have been filed under Item 8 of this report:

            Independent Auditors' Report

            Consolidated Balance Sheets as of December 31, 2000 and 1999

            Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

            Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

               Hispanic Broadcasting Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                          Additions
                                                   --------------------
                                         Balance    Charged
                                            at         to       Charged   Accounts   Balance
                                        beginning  costs and   to other    written   at end
              Description               of period   expenses   accounts      off    of period
-------------------------------------   ---------  ---------   --------   --------  ---------
For the year ended December 31, 2000:
    Allowance for Doubtful Accounts       $1,855     $3,757     $   --     $2,431     $3,181

For the year ended December 31, 1999:
    Allowance for Doubtful Accounts        2,301      1,869        283      2,598      1,855

For the year ended December 31, 1998:
    Allowance for Doubtful Accounts        2,613      1,417         --      1,729      2,301

3. Exhibits

Exhibit
 Number                                Description
-------     --------------------------------------------------------------------
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

3.5 Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-78370) filed on April 29, 1994, as amended ("Company's S-1")).

10.1 Stock Option Plan (incorporated by reference to Exhibit 10.4 of Company's S-1).

10.2        Form of Indemnification Agreement (incorporated by reference to
            Exhibit 10.22 of Company's S-1).

10.3 Registration Rights Agreement, dated February 14, 1997, by and among the Company, McHenry T. Tichenor, Sr., McHenry T. Tichenor, Jr., Warren W. Tichenor, William E. Tichenor, Jean T. Russell, McHenry T. Tichenor, Jr., as Custodian for David T. Tichenor, Alta Subordinated Debt Partners III, L.P., Prime II Management, LP, PrimeComm, LP, Ricardo A. del Castillo, Jeffrey Hinson and David D. Lykes (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 3, 1997).

10.4 Employment Agreement, dated February 14, 1997, by and between the Company and McHenry T. Tichenor, Jr. (incorporated by reference to
            Exhibit 10.2 to the Company's Form 8-K filed March 3, 1997).

10.5 Stockholders Agreement, dated February 14, 1997, by and among the Company and each of the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Schedule 13D of McHenry T. Tichenor, Jr. filed February 14, 1997).

10.6 Registration Rights Agreement, dated February 14, 1997, by and among the Company and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed March 3,
            1997).

10.7 Credit Agreement among the Company and its subsidiaries, The Chase Manhattan Bank, as administrative agent, and certain other lenders, dated February 14, 1997 without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on May 14, 1997).

10.8 Credit Agreement Amendment No. 1 among the Company and its subsidiaries, the Chase Manhattan Bank, as administrative agent, and certain other lenders, dated May 6, 1999 without Exhibits (Schedules omitted) (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed on March 30, 2000).

10.9 Hispanic Broadcasting Corporation Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on April 24, 1997 (Commission File No. 000-24516)).

10.10 Hispanic Broadcasting Corporation Amended and Restated 1997 Employee Stock Purchase Plan (incorporated by reference to the Company's Form S-8 filed on December 31, 1997).

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

(b)

      Reports on Form 8-K

             None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                    HISPANIC BROADCASTING CORPORATION


                                    By: /s/ McHenry T. Tichenor, Jr.
                                        ---------------------------------------
                                        McHenry T. Tichenor, Jr.
                                        President and Chief Executive Officer

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

             Name                             Title                   Date
             ----                             -----                   ----


/s/ McHenry T. Tichenor, Jr.   President, Chief Executive         March 30, 2001
----------------------------   Officer and Chairman of the Board
McHenry T. Tichenor, Jr.       of Directors


/s/ Jeffrey T. Hinson          Senior Vice President, Chief       March 30, 2001
----------------------------   Financial Officer and Treasurer
Jeffrey T. Hinson              (Principal Financial Officer)


/s/ David P. Gerow             Vice President, Controller and     March 30, 2001
----------------------------   Secretary (Principal Accounting
David P. Gerow                 Officer)


/s/ McHenry T. Tichenor        Director                           March 30, 2001
----------------------------
McHenry T. Tichenor


/s/ Robert W. Hughes           Director                           March 30, 2001
----------------------------
Robert W. Hughes


/s/ James M. Raines            Director                           March 30, 2001
----------------------------
James M. Raines


/s/ Ernesto Cruz               Director                           March 30, 2001
----------------------------
Ernesto Cruz