Form 10-Q
period 2001-03-31
HISPANIC BROADCASTING CORP
filed 2001-05-14
CIK 922503

                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC 20549
                                         FORM 10-Q

(Mark One)
   /X/ Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 2001

                                      or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Transition period from  ___________ to _________

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

                         Yes /X/    No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                Outstanding at May 1, 2001
-----                                                --------------------------

Class A Common Stock, $.001 Par Value                        80,685,252
Class B Non-Voting Common Stock, $.001 Par Value             28,312,940

                       HISPANIC BROADCASTING CORPORATION

                                MARCH 31, 2001

                                     INDEX

PART I.       FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 2001
              and December 31, 2000 ...............................................  2

              Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 2001 and 2000 ..........................  3

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and 2000 ..........................  4

              Notes to Condensed Consolidated Financial Statements ................  5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...................................................  7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ..............  9


PART II.      OTHER INFORMATION

Item 1.   Legal Proceedings .......................................................  9

Item 6.   Exhibits and Reports on Form 8-K ........................................ 10


                              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                    HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                          (in thousands except share information)

                                                                        March 31,      December 31,
                                                                          2001             2000
                                                                       ------------    ------------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                            $    136,027    $    115,689
  Accounts receivable, net                                                   37,586          49,428
  Prepaid expenses and other current assets                                   1,794             886
                                                                       ------------    ------------
      Total current assets                                                  175,407         166,003

Property and equipment, at cost, net                                         45,385          45,118

Intangible assets, net                                                      933,263         942,153

Deferred charges and other assets                                            52,085          51,374
                                                                       ------------    ------------
      Total assets                                                     $  1,206,140    $  1,204,648
                                                                       ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                                                                       ------------    ------------
  Accounts payable and accrued expenses                                $     18,529    $     20,266
  Current portion of long-term obligations                                       14              23
                                                                       ------------    ------------
      Total current liabilities                                              18,543          20,289
                                                                       ------------    ------------
Long-term obligations, less current portion                                   1,405           1,404
                                                                       ------------    ------------
Deferred income taxes                                                       110,667         111,952
                                                                       ------------    ------------
Stockholders' equity:
  Preferred Stock, cumulative, $.001 par value;
    authorized 5,000,000 shares; no shares issued or outstanding                  -               -
  Class A Common Stock, $.001 par value; authorized
    175,000,000 shares; issued and outstanding 80,685,252
    in 2001 and 80,645,351 in 2000                                               81              81
  Class B Common Stock, convertible, $.001 par value;
    authorized 50,000,000 shares; issued and outstanding
    28,312,940 shares                                                            28              28
  Additional paid-in capital                                              1,038,860       1,037,955
  Retained earnings                                                          36,556          32,939
                                                                       ------------    ------------
      Total stockholders' equity                                          1,075,525       1,071,003
                                                                       ------------    ------------
      Total liabilities and stockholders' equity                       $  1,206,140    $  1,204,648
                                                                       ============    ============

        See accompanying notes to condensed consolidated financial statements.

                     HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                              (in thousands except per share data)

                                                                  Three Months Ended
                                                                        March 31,
                                                               ----------------------------
                                                                   2001             2000
                                                               ------------    ------------
Net revenues                                                   $     47,796    $     46,539
Operating expenses                                                   32,236          29,671
Depreciation and amortization                                         9,087           8,208
                                                               ------------    ------------
Operating income before corporate expenses                            6,473           8,660
Corporate expenses                                                    2,255           1,666
                                                               ------------    ------------
Operating income                                                      4,218           6,994
Interest income, net                                                  1,398           1,927
Other, net                                                              364               -
                                                               ------------    ------------
Income before income tax                                              5,980           8,921
Income tax                                                            2,362           3,702
                                                               ------------    ------------
Net income                                                     $      3,618    $      5,219
                                                               ============    ============

Net income per common share -
 basic and diluted                                             $       0.03    $       0.05

Weighted average common shares outstanding:
 Basic                                                              108,982         108,815
 Diluted                                                            110,007         110,738

         See accompanying notes to condensed consolidated financial statements.

          HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                          (in thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   2001            2000
                                                               ------------    ------------
Cash flows from operating activities:
  Net income                                                   $      3,618    $      5,219
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Provision for bad debts                                             605           1,067
    Depreciation and amortization                                     9,087           8,208
    Deferred income taxes                                               800             750
    Changes in operating assets and liabilities                       8,630          (1,566)
    Other, net                                                           54             123
                                                               ------------    ------------
          Net cash provided by operating activities                  22,794          13,801
                                                               ------------    ------------
Cash flows from investing activities:
  Property and equipment acquisitions                                (2,509)         (2,528)
  Dispositions of property and equipment                                  3              35
  Additions to intangible assets                                        (19)            (34)
  Increase in deferred charges and other assets                        (795)         (2,761)
  Acquisitions of radio stations                                          -         (75,002)
                                                               ------------    ------------
          Net cash used in investing activities                      (3,320)        (80,290)
                                                               ------------    ------------
Cash flows from financing activities:
  Payments on long-term obligations
  Proceeds from stock issuances, net of costs                            (9)            (23)
                                                                        873             411
                                                               ------------    ------------
          Net cash provided by financing activities                     864             388
                                                               ------------    ------------
Net increase (decrease) in cash and cash equivalents                 20,338         (66,101)
Cash and cash equivalents at beginning of period                    115,689         215,136
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $    136,027    $    149,035
                                                               ============    ============

 See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   MARCH 31, 2001

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Hispanic Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual
Report on Form 10-K for the year ended December 31, 2000.

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

     PENDING TRANSACTIONS

         On April 24, 2001, the Company entered into an asset purchase agreement to acquire for $80.0 million the FCC licenses of a radio station broadcasting at 106.5 MHz, serving the Houston market (the "Houston Acquisition"). The asset acquisition will be funded with a portion of the proceeds from the November 1999 Offering. The station's programming will be an existing radio format from a different Company-owned radio station in the Houston market. The Company also granted to an affiliate of the seller, an option to program radio station KRTX(FM) which also serves the Houston market.

         The Company's contracts for the acquisition of stations KOVA(FM) and KLTO(FM) (both stations are currently owned by the Company) provided for an increase in the purchase price in the event that the FCC authorized certain station improvements. In November 2000, the FCC authorized the station improvements. As of March 31, 2001, the Company has paid approximately $31.7 million of upgrade costs and additional purchase price (included in deferred charges and other assets). The Company expects to incur approximately $1.3 million more of upgrade costs. The Company will use its available cash on hand to fund these upgrade costs. The station upgrade is expected to be completed and operating in the third quarter of 2001.

3.   LONG-TERM OBLIGATIONS

         The Company's ability to borrow under the $258.8 million revolving credit facility (the "Credit Facility") is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. As of March 31, 2001, the Company has $258.8 million of credit available, and may elect under the terms of the Credit Facility to increase the facility by $138.8 million. The Credit Facility commitment began reducing on September 30, 1999 and continues quarterly through December 31, 2004. As of March 31, 2001 and 2000, the Company had no outstanding balance due on the Credit Facility.

4.   STOCKHOLDERS' EQUITY

         On May 25, 2000, the Board of Directors of the Company authorized a two-for-one stock split payable in the form of a stock dividend of one share of common stock for each issued and outstanding share of common stock. The dividend was paid on June 15, 2000 to all holders of common stock at the close of business on June 5, 2000. All financial information related to the number of shares of the Company's common stock and per share amounts have been restated to give effect to the split.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2001              2000
                                                   -----------      -----------
Numerator:
     Net income                                    $     3,618      $     5,219
                                                   ===========      ===========
Denominator:
     Denominator for basic earnings per share          108,982          108,815
     Effect of dilutive securities:
        Stock options                                    1,009            1,918
        Employee Stock Purchase Plan                        16                5
                                                   -----------      -----------
     Denominator for diluted earnings per share        110,007          110,738
                                                   ===========      ===========


     Stock options which were excluded from the computation of diluted earnings per share due to their antidilutive effect amounted to 1.3 million and zero shares for the three months ended March 31, 2001 and 2000, respectively.

5.   LONG-TERM INCENTIVE PLAN

         On May 21, 1997, the stockholders of the Company approved the Hispanic Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan"). The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) ten percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has incentive and non-qualified stock options outstanding for 4,787,257 shares of Class A Common Stock primarily to directors and key employees. The exercise prices range from $8.22 to $51.38 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         The results of operations for the three months ended March 31, 2001 are not comparable to the results of operations for the same period in 2000 primarily due to the radio station broadcasting at 94.1 MHz (KLNO(FM)) in Dallas on September 24, 1999, the start-up of radio stations KRCD(FM) and KRCV(FM) in Los Angeles on January 31, 2000, the start-up of radio stations KCOR(FM) and KBBT(FM) in San Antonio on September 15, 2000 and September 29, 2000, respectively, the programming format change on radio stations KDXX(AM/FM), KDXT(FM) and KDOS(FM) in Dallas on February 1, 2000, and the start-up of HBCi, the Company's Internet subsidiary on January 1, 2000.

         Net revenues increased by $1.2 million or 2.6% to $47.8 million for the three months ended March 31, 2001 from $46.6 million for the same period in 2000. Net revenues increased for the three months ended March 31, 2001, compared to the same periods in 2000 primarily because of (a) revenues from start-up stations acquired or reformatted in 1999 and 2000, and (b) revenue growth of same stations.

         Operating expenses increased by $2.5 million or 8.4% to $32.2 million for the three months ended March 31, 2001 from $29.7 million for the same period in 2000. Operating expenses increased primarily due to (a) increases in operating expenses of start-up stations, (b) costs associated with the development, launch and operation of the Company's radio station Internet websites and local portals, and (c) an increase in operating expenses of same stations mostly due to higher rent associated with the expansion of the Company's studio facilities in one of its markets. We increased the sales and marketing initiatives which began in 2000. The provision for bad debts for the three months ended March 31, 2001 decreased by $0.5 million over the same period of 2000 primarily due to our estimate in 2000 that a certain agency account is uncollectable. As a percentage of net revenues, operating expenses increased to 67.4% from 63.7% for the three months ended March 31, 2001 and 2000, respectively.

         Operating income before corporate expenses, depreciation and amortization ("broadcast cash flow") for the three months ended March 31, 2001 decreased $1.3 million, to $15.6 million compared to $16.9 million for the same period in 2000. As a percentage of net revenues, broadcast cash flow decreased to 32.6% from 36.3% for the three months ended March 31, 2001 and 2000, respectively.

         Corporate expenses increased $0.6 million or 35.3% to $2.3 million for the three months ended March 31, 2001 from $1.7 million for the same period in 2000. The increase was primarily due to higher staffing, legal and accounting costs. As a percentage of net revenues, corporate expenses increased to 4.8% from 3.6% for the three months ended March 31, 2001 and 2000, respectively.

         EBITDA for the three months ended March 31, 2001 decreased 12.5%, to $13.3 million compared to $15.2 million for the same period in 2000. As a percentage of net revenues, EBITDA decreased to 27.8% from 32.6% for the three months ended March 31, 2001 and 2000, respectively.

         Depreciation and amortization for the three months ended March 31, 2001 increased 11.0% to $9.1 million compared to $8.2 million for the same period in 2000. The increase is due to radio station acquisitions and capital expenditures.

         Interest income, net decreased to $1.4 million from $1.9 million for the three months ended March 31, 2001 and 2000, respectively. The decrease for the three months ended March 31, 2001 compared to the same period in 2000 was due to cash and cash equivalents being higher in 2000 than in 2001.

         Other, net increased to $0.4 million for the three months ended March 31, 2001. The increase was due to the final award received by the Company related to an arbitration proceeding.

         Federal and state income taxes are being provided at an effective rate of 39.5% and 41.5% for the three months ended March 31, 2001 and 2000, respectively. The decrease in the effective rate is due to a lower effective state tax rate.

         For the three months ended March 31, 2001, the Company's net income totaled $3.6 million ($0.03 per common share) compared to $5.2 million ($0.05 per common share) in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the three months ended March 31, 2001 was $22.8 million as compared to $13.8 million for the same period in 2000. The $9.0 million increase from 2000 to 2001 is due to a greater amount of account receivable collections in 2001. Net cash used in investing activities was $3.3 and $80.3 million for the three months ended March 31, 2001 and 2000, respectively. The $77.0 million decrease from 2000 to 2001 is primarily due to the acquisition of KRCD(FM) and KRCV(FM) for $75.0 million and a $2.0 million increase in notes receivable which occurred in the three months ended March 31, 2000. Net cash provided by financing activities was $0.9 and $0.4 million for the three months ended March 2001 and 2000, respectively. The $0.5 million increase from 2000 to 2001 is due to the proceeds from the issuance of stock under the Incentive Plan.

         Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $2.5 million for the three months ended March 31, 2001 and 2000. Approximately $1.3 million of the capital expenditures incurred during the three months ended March 31, 2001 related to radio signal upgrade projects for three different radio stations and the build-out of studio and office space in Los Angeles, Dallas, New York, San Francisco, Miami, San Antonio and Houston compared to $0.9 million incurred in the same period in 2000 for radio signal upgrade projects and the build-out of studios in New York, Dallas and Phoenix.

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

FORWARD LOOKING STATEMENTS

         Certain statements contained in this report are not based on historical facts, but are forward looking statements that are based on numerous assumptions made as of the date of this report. When used in the preceding and following discussions, the words "believes," "intends," "expects," "anticipates" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors and regulatory developments affecting the Company's operations, acquisitions and dispositions of broadcast properties described elsewhere herein, the financial performance of start-up stations, and efforts by the new management to integrate its operating philosophies and practices at the station level. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company disclaims any obligation to update the forward looking statements in this report.

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

  10.1 Employment, Nonsolicitation and Arbitration Agreement, dated March 1, 2001, by and between HBC Management Company, Inc. and Gary Stone.


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


Dated: May 14, 2001

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

  10.1 Employment, Nonsolicitation and Arbitration Agreement, dated March 1, 2001, by and between HBC Management Company, Inc. and Gary Stone.