Form 10-Q
period 2001-06-30
HISPANIC BROADCASTING CORP
filed 2001-08-14
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

             (Mark One)
            [x] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

                                 Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                             Outstanding at August 1, 2001
-----                                                             -----------------------------
Class A Common Stock, $.001 Par Value                                        80,753,644
Class B Non-Voting Common Stock, $.001 Par Value                             28,312,940

                        HISPANIC BROADCASTING CORPORATION

                                  JUNE 30, 2001

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of June 30, 2001
                  and December 31, 2000................................................................. 2

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended June 30, 2001 and 2000 and the Six Months Ended
                  June 30, 2001 and 2000................................................................ 3

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2001 and 2000............................................... 4

                  Notes to Condensed Consolidated Financial Statements ................................. 5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ................................................................ 7

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk ......................................................................... 10




PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.................................................................... 10

Item 4.           Submission of Matters to a Vote of Security Holders.................................. 11

Item 6.           Exhibits and Reports on Form 8-K .................................................... 11

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                     (in thousands except share information)

                                                                                       June 30,            December 31,
                                                                                         2001                  2000
                                                                                  -------------------- ---------------------
                                                          ASSETS
Current assets:
   Cash and cash equivalents                                                       $         141,032   $         115,689
   Accounts receivable, net                                                                   51,970              49,428
   Prepaid expenses and other current assets                                                   1,663                 886
                                                                                  -------------------- ---------------------
         Total current assets                                                                194,665             166,003

Property and equipment, at cost, net                                                          50,135              45,118

Intangible assets, net                                                                       926,494             942,153

Deferred charges and other assets                                                             55,712              51,374
                                                                                  -------------------- ---------------------
         Total assets                                                              $       1,227,006   $       1,204,648
                                                                                  ==================== =====================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                           $          25,562   $          20,266
   Current portion of long-term obligations                                                        5                  23
                                                                                  -------------------- ---------------------
   Total current liabilities                                                                  25,567              20,289
                                                                                  -------------------- ---------------------

Long-term obligations, less current portion                                                    1,404               1,404
                                                                                  -------------------- ---------------------

Deferred income taxes                                                                        112,667             111,952
                                                                                  -------------------- ---------------------

Stockholders' equity:
   Preferred Stock, cumulative, $.001 par value;
      authorized 5,000,000 shares; no shares issued or outstanding                                 -                   -
   Class A Common Stock, $.001 par value; authorized
      175,000,000 shares; issued and outstanding 80,727,049
      in 2001 and 80,645,351 in 2000                                                              81                  81
   Class B Common Stock, convertible, $.001 par value;
      authorized 50,000,000 shares; issued and outstanding
      28,312,940 shares                                                                           28                  28
   Additional paid-in capital                                                              1,039,383           1,037,955
   Retained earnings                                                                          46,803              32,939
   Accumulated other comprehensive income:
         Unrealized gain on marketable equity securities                                       1,073                   -
                                                                                  -------------------- ---------------------
         Total stockholders' equity                                                        1,087,368           1,071,003
                                                                                  -------------------- ---------------------
         Total liabilities and stockholders' equity                                $       1,227,006   $       1,204,648
                                                                                  ==================== =====================

     See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (in thousands except per share data)

                                                            Three Months Ended                 Six Months Ended
                                                                  June 30,                            June 30,
                                                      ------------------------------------------------------------------------
                                                           2001                 2000              2001              2000
                                                      ------------------------------------------------------------------------
Net revenues                                          $        65,896          $ 64,771         $ 113,692         $ 111,309
Operating expenses                                             38,897            34,981            71,133            64,652
Depreciation and amortization                                   9,180             8,282            18,267            16,490
                                                      ---------------          --------         ---------         ---------
Operating income before corporate expenses                     17,819            21,508            24,292            30,167
Corporate expenses                                              2,025             2,783             4,280             4,448
                                                      ---------------          --------         ---------         ---------
Operating income                                               15,794            18,725            20,012            25,719
Interest income, net                                            1,140             1,880             2,537             3,807
Other, net                                                          2                 -               366                 -
                                                      ---------------          --------         ---------         ---------
Income before income tax                                       16,936            20,605            22,915            29,526
Income tax                                                      6,690             8,551             9,051            12,253
                                                      ---------------          --------         ---------         ---------
Net income                                            $        10,246          $ 12,054          $ 13,864          $ 17,273
                                                      ===============          ========         =========         =========
Net income per common share -
     basic and diluted                                $          0.09          $   0.11          $   0.13          $   0.16

Weighted average common shares outstanding:
     Basic                                                    109,016           108,816           108,999           108,816
     Diluted                                                  109,857           110,598           109,932           110,668

Other comprehensive income, net of tax:
     Unrealized gain on marketable equity
     securities                                       $         1,073          $      -          $  1,073          $      -
Net income                                                     10,246            12,054            13,864            17,273
                                                      ---------------          --------         ---------         ---------
Comprehensive income                                  $        11,319          $ 12,054          $ 14,937          $ 17,273
                                                      ===============          ========         =========         =========

     See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                                             Six Months Ended
                                                                                                June 30,
                                                                                  ------------------------------------------
                                                                                          2001                 2000
                                                                                  --------------------- --------------------
Cash flows from operating activities:
   Net income                                                                     $          13,864     $          17,273
   Adjustments to reconcile net income
       to net cash provided by operating activities:
       Provision for bad debts                                                                1,023                 1,556
       Depreciation and amortization                                                         18,267                16,490
       Deferred income taxes                                                                  2,800                 2,600
       Changes in operating assets and liabilities                                              187               (22,415)
       Other, net                                                                               135                   294
                                                                                  --------------------- --------------------
               Net cash provided by operating activities                                     36,276                15,798
                                                                                  --------------------- --------------------

Cash flows from investing activities:
   Property and equipment acquisitions                                                       (8,994)               (4,744)
   Dispositions of property and equipment                                                         5                    70
   Additions to intangible assets                                                              (109)                 (275)
   Increase in deferred charges and other assets                                             (3,181)               (8,211)
   Acquisitions of radio stations                                                                 -               (75,002)
                                                                                  --------------------- --------------------
                  Net cash used in investing activities                                     (12,279)              (88,162)
                                                                                  --------------------- --------------------

Cash flows from financing activities:
   Payments on long-term obligations                                                            (18)                  (47)
   Proceeds from stock issuances, net of costs                                                1,364                   411
                                                                                  --------------------- --------------------
               Net cash provided by financing activities                                      1,346                   364
                                                                                  --------------------- --------------------

Net increase (decrease) in cash and cash equivalents                                         25,343               (72,000)
Cash and cash equivalents at beginning of period                                            115,689               215,136
                                                                                  --------------------- --------------------
Cash and cash equivalents at end of period                                        $         141,032     $         143,136
                                                                                  ===================== ====================

     See accompanying notes to condensed consolidated financial statements.

               HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001


1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Hispanic Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized and to be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

         The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill or intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

         As of June 30, 2001, the Company has unamortized goodwill of $86.5 million. Amortization expense related to goodwill was $0.6 and $1.3 million for the three and six months ended June 30, 2001, respectively. Because of the effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable at this time to reasonably estimate the impact on the Company's financial statements of adopting these statements.

3.   ACQUISITIONS AND DISPOSITIONS

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

         On May 31, 2000, the Company entered into an asset purchase agreement to acquire for $45.0 million the assets of KCOR(FM) and KBBT(FM) (formerly KBUC(FM) and KRNH(FM)), serving the San Antonio market. The KCOR(FM) and KBBT(FM) acquisitions closed on September 15, 2000 and September 29, 2000, respectively. The asset acquisitions were funded with a portion of the proceeds from the November 1999 Offering. The stations' programming was converted to separate formats.

     PENDING TRANSACTIONS

         On April 24, 2001, the Company entered into an asset purchase agreement to acquire for $80.0 million the FCC licenses of a radio station broadcasting at 106.5 MHz (KOVE(FM)), serving the Houston market (the "Houston Acquisition"). The Houston acquisition closed on July 20, 2001. The asset acquisition was funded with a portion of the proceeds from the November 1999 Offering. The station's programming is an existing format from a different Company-owned radio station in the Houston market. The Company also granted to an affiliate of the seller, an option to program radio station KRTX(FM) which also serves the Houston market.

         The Company's contract for the acquisition of KOVA(FM) (the station is currently owned by the Company) provided for an increase in the purchase price in the event that the FCC authorized certain station improvements. In November 2000, the FCC authorized the station improvements. Radio stations KDOS(FM) and KDXT(FM) are also undergoing certain station improvements. As of June 30, 2001, the Company has paid $35.5 million of upgrade costs and additional purchase price (included in deferred charges and other assets) related to these radio stations. The Company expects to incur approximately $2.5 to $4.5 million more of upgrade costs. The Company will use its available cash on hand to fund these upgrade costs. The station upgrades are expected to be completed and operating in the fourth quarter of 2001 for KOVA(FM) and the second quarter of 2002 for KDOS(FM) and KDXT(FM).

4.   LONG-TERM OBLIGATIONS

         The Company's ability to borrow under the $247.5 million revolving credit facility (the "Credit Facility") is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. As of June 30, 2001, the Company has $247.5 million of credit available, and may elect under the terms of the Credit Facility to increase the facility by $135.0 million. The Credit Facility commitment began reducing on September 30, 1999 and continues quarterly through December 31, 2004. As of June 30, 2001 and 2000, the Company had no outstanding balance due on the Credit Facility.

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

                                                             Three Months Ended June 30,     Six Months Ended June 30,
                                                     -------------------------------------------------------------------
                                                           2001              2000            2001             2000
                                                     ----------------- ---------------- ---------------- ---------------
Numerator:
         Net income                                  $       10,246    $      12,054    $      13,864    $      17,273
                                                     ================= ================ ================ ===============

Denominator:
         Denominator for basic earnings per share           109,016          108,816          108,999          108,816
         Effect of dilutive securities:
             Stock options                                      822            1,758              923            1,837
             Employee Stock Purchase Plan                        19               24               10               15
                                                     ----------------- ---------------- ---------------- ---------------
     Denominator for diluted earnings per share             109,857          110,598          109,932          110,668
                                                     ================= ================ ================ ===============

         Stock options which were excluded from the computation of diluted earnings per share due to their antidilutive effect amounted to 1.3 million and zero shares for the six months ended June 30, 2001 and 2000, respectively.

6.   LONG-TERM INCENTIVE PLAN

         On May 21, 1997, the stockholders of the Company approved the Hispanic Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan"). The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) ten percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has incentive and non-qualified stock options outstanding for 5,378,425 shares of Class A Common Stock primarily to directors and key employees. The exercise prices range from $8.22 to $50.57 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

         The results of operations for the three and six months ended June 30, 2001 are not comparable to the results of operations for the same period in 2000 primarily due to the acquisition of KLNO(FM) in Dallas on September 24, 1999 (the station operated under a time brokerage agreement until January 31, 2000 when the Company began programming the station in a Spanish-language format), the start-up of radio stations KRCD(FM) and KRCV(FM) in Los Angeles on January 31, 2000, the start-up of radio stations KCOR(FM) and KBBT(FM) in San Antonio on September 15, 2000 and September 29, 2000, respectively, the programming format change on radio stations KDXX(AM/FM), KDXT(FM) and KDOS(FM) in Dallas on February 1, 2000, and the start-up of HBCi, the Company's Internet subsidiary on January 1, 2000.

         Net revenues increased by $1.1 million or 1.7% to $65.9 million for the three months ended June 30, 2001 from $64.8 million for the same period in 2000. Net revenues for the six months ended June 30, 2001 increased by $2.4 million, or 2.2% to $113.7 million, compared to $111.3 million for the same period in 2000. Net revenues increased for the three and six months ended June 30, 2001, compared to the same periods in 2000 primarily because of (a) revenue growth of same stations, and (b) revenues from start-up stations acquired or reformatted in 2000. For the three and six months ended June 30, 2001, same station net revenues increased 1.6% over the same period of 2000 to $62.1 and $106.8 million, respectively. The Company's same station revenue performance compares favorably to an overall decline in radio revenue performance by all radio stations operating in the Company's thirteen markets. The Company's FM same stations posted a net revenue increase of 3.0% and 3.2% for the three and six months ended June 30, 2001 compared to the same periods of 2000, respectively. The Company's AM same stations posted net revenue decreases of 6.2% and 7.3%, respectively, for the three and six months ended June 30, 2001 compared to the same periods of 2000. The decrease in AM station performance was due in part to a decision to reformat some of its news/talk stations during the first half of 2001.

         Operating expenses increased by $3.9 million or 11.1% to $38.9 million for the three months ended June 30, 2001 from $35.0 million for the same period in 2000. Operating expenses for the six months ended June 30, 2001 increased by $6.5 million or 10.1% to $71.1 million, compared to $64.6 million for the same period in 2000. Operating expenses increased primarily due to (a) higher promotion expenses, (b) costs associated with the sales and marketing initiatives that began in 2000, (c) an increase in operating expenses of same stations mostly due to higher rent associated with the expansion of the Company's studio facilities in Los Angeles, Miami and San Francisco, (d) increases in operating expenses of start-up stations, and (e) costs associated with the development, launch and operation of the Company's radio station Internet websites and local portals. The provision for bad debts for the six months ended June 30, 2001 decreased by $0.6 million over the same period of 2000 primarily due to our estimate in 2000 that a certain agency account was uncollectable. As a percentage of net revenues, operating expenses increased to 59.0% from 54.0% for the three months ended June 30, 2001 and 2000, respectively, and increased to 62.5% from 58.0% for the six months ended June 30, 2001 and 2000, respectively.

         Operating income before corporate expenses, depreciation and amortization ("broadcast cash flow") for the three and six months ended June 30, 2001 decreased 9.4% and 8.8%, to $27.0 and $42.6 million, respectively, compared to $29.8 and $46.7 million, respectively, for the same periods in 2000. HBCi, the Company's Internet subsidiary, had negative broadcast cash flow of $0.8 and $1.9 million on net revenues of $0.3 and $0.5 million during the three and six months ended June 30, 2001, respectively, compared to negative broadcast cash flow of $0.7 and $1.1 million on net revenues of $0.1 million for the comparable periods of 2000. During the quarter, the Company operated start-up stations in three markets including its most recent start-up stations in San Antonio that were launched in September 2000. As a group, the start-up stations had positive broadcast cash flow. As a percentage of net revenues, broadcast cash flow decreased to 41.0% from 46.0% for the three months ended June 30, 2001 and 2000, respectively, and decreased to 37.5% from 42.0% for the six months ended June 30, 2001 and 2000, respectively.

         Corporate expenses for the three and six months ended June 30, 2001 decreased $0.8 and $0.2 million or 28.6% and 4.4% to $2.0 and $4.3 million, respectively, from $2.8 and $4.5 million for the same periods in 2000, respectively. The decrease was primarily due to one-time costs of approximately $0.6 million incurred in 2000 associated with the move from the Nasdaq National Market to the New York Stock Exchange and the costs associated with the Company's unsuccessful efforts to acquire three radio stations from Clear Channel Communications, Inc. As a percentage of net revenues, corporate expenses decreased to 3.0% from 4.3% for the three months ended June 30, 2001 and 2000, respectively, and decreased to 3.8% from 4.0% for the six months ended June 30, 2001 and 2000, respectively.

         EBITDA for the three and six months ended June 30, 2001 decreased 7.4% and 9.2%, to $25.0 and $38.3 million, respectively, compared to $27.0 and $42.2 million for the same periods in 2000, respectively. As a percentage of net revenues, EBITDA decreased to 37.9% from 41.7% for the three months ended June 30, 2001 and 2000, respectively, and decreased to 33.7% from 37.9% for the six months ended June 30, 2001 and 2000, respectively.

         Depreciation and amortization for the three and six months ended June 30, 2001 increased 10.8% and 10.9% to $9.2 and 18.3 million, respectively, compared to $8.3 and $16.5 million for the same periods in 2000, respectively. The increase is due to radio station acquisitions and capital expenditures.

         Interest income, net decreased to $1.1 and $2.5 million from $1.9 and $3.8 million for the three and six months ended June 30, 2001 and 2000, respectively. The decrease for the three and six months ended June 30, 2001 compared to the same period in 2000 was due to cash and cash equivalents being higher in 2000 than in 2001 and lower interest rates in 2001.

         Other, net increased to $0.4 million for the six months ended June 30, 2001. The increase was due to the final award received by the Company related to an arbitration proceeding.

         Federal and state income taxes are being provided at an effective rate of 39.5% and 41.5% for the three and six months ended June 30, 2001 and 2000, respectively. The decrease in the effective rate is due to a lower effective state tax rate.

         For the three months ended June 30, 2001, the Company's net income totaled $10.2 million ($0.09 per common share) compared to $12.1 million ($0.11 per common share) in the same period in 2000. For the six months ended June 30, 2001, the Company's net income totaled $13.9 million ($0.13 per common share) compared to $17.3 million ($0.16 per common share) in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the six months ended June 30, 2001 was $36.3 million as compared to $15.8 million for the same period in 2000. The $20.5 million increase from 2000 to 2001 is due to (a) no estimated 2001 federal income tax payments being made in 2001 whereas estimated 2000 federal income tax payments were made in the comparable period of 2000, and (b) a greater amount of accounts receivable collections in 2001. The Company did not make any estimated tax payments in 2001 because it had an overpayment of federal income tax from 2000 which was greater than the estimated tax liability for the six months ended June 30, 2001. Net cash used in investing activities was $12.3 and $88.2 million for the six months ended June 30, 2001 and 2000, respectively. The $75.9 million decrease from 2000 to 2001 is primarily due to the acquisition of KRCD(FM) and KRCV(FM) in 2000 for $75.0 million. Net cash provided by financing activities was $1.3 and $0.4 million for the six months ended June 30 2001 and 2000, respectively. The $0.9 million increase from 2000 to 2001 is due to the proceeds from the issuance of stock under the Incentive Plan.

         Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $9.0 million for the six months ended June 30, 2001. Approximately $6.3 million of the capital expenditures incurred during the six months ended June 30, 2001 related to radio signal upgrade projects for three different radio stations in Houston and Dallas and the build-out of studio and office space in Los Angeles, San Francisco, New York, Miami and San Antonio compared to $1.2 million incurred in the same period in 2000 for radio signal upgrade projects and the build-out of studios in Dallas and Phoenix.

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

         The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would not have had a significant impact on the Company's historical financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held its Annual Meeting of Stockholders on June 29, 2001 in Dallas, Texas.

     (b) The stockholders of the Company voted to elect five members to the Board of Directors as follows:



         DIRECTORS                          FOR             AGAINST         ABSTENTIONS
         ---------                          ---             -------         -----------
         McHenry T. Tichenor, Jr.        54,334,898       17,718,707        16,621,274
         McHenry T. Tichenor             54,346,509       17,707,096        16,609,663
         Robert W. Hughes                70,955,881        1,097,724               291
         James M. Raines                 70,954,854        1,098,751             1,318
         Ernesto Cruz                    70,956,091        1,097,514                81


     (c) The stockholders of the Company voted to ratify the appointment of KPMG LLP as independent auditors for the year ending December 31, 2001 as follows:



                            FOR             AGAINST          ABSTENTIONS
                            ---             -------          -----------
                         71,949,284          91,365            12,956


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    Exhibit No.                                     Description
    -----------                                     -----------
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

                                    Hispanic Broadcasting Corporation
                                    -------------------------------------------
                                                     (Registrant)


                                      /s/ Jeffrey T. Hinson
                                    --------------------------------------
                                    Jeffrey T. Hinson
                                    Senior Vice President/
                                    Chief Financial Officer
                                    Principal Financial Officer


Dated:   August 14, 2001

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