Form 10-Q
period 2001-09-30
HISPANIC BROADCASTING CORP
filed 2001-11-14
CIK 922503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

     (Mark One)
        [x] Quarterly report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended September 30, 2001

                                       or

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

                                 Yes [x]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                            OUTSTANDING AT NOVEMBER 1, 2001
-----                                            -------------------------------
Class A Common Stock, $.001 Par Value                       80,152,255
Class B Non-Voting Common Stock, $.001 Par Value            28,312,940

                           HISPANIC BROADCASTING CORPORATION

                                 SEPTEMBER 30, 2001

                                        INDEX

PART I.      FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of September 30, 2001
             and December 31, 2000................................................................  2

             Condensed Consolidated Statements of Operations and Comprehensive Income for
             the Three Months Ended September 30, 2001 and 2000 and the Nine Months Ended
             September 30, 2001 and 2000..........................................................  3

             Condensed Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2001 and 2000....................................................  4

             Notes to Condensed Consolidated Financial Statements ................................  5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..................................................................  8

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk ............................................................................ 11

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings....................................................................... 11

Item 6.   Exhibits and Reports on Form 8-K ....................................................... 11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   (in thousands except share information)

                                                                       September 30,     December 31,
                                                                           2001              2000
                                                                       -------------     ------------
                                                    ASSETS
Current assets:
   Cash and cash equivalents                                           $     74,308      $    115,689
   Accounts receivable, net                                                  53,719            49,428
   Prepaid expenses and other current assets                                  1,156               886
                                                                       ------------      ------------
      Total current assets                                                  129,183           166,003

Property and equipment, at cost, net                                         51,819            45,118

Intangible assets, net                                                      997,851           942,153

Deferred charges and other assets                                            55,387            51,374
                                                                       ------------      ------------
      Total assets                                                     $  1,234,240      $  1,204,648
                                                                       ============      ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                               $     30,027      $     20,266
   Current portion of long-term obligations                                       6                23
                                                                       ------------      ------------
      Total current liabilities                                              30,033            20,289
                                                                       ------------      ------------
Long-term obligations, less current portion                                   1,383             1,404
                                                                       ------------      ------------
Deferred income taxes                                                       116,067           111,952
                                                                       ------------      ------------
Stockholders' equity:
   Preferred Stock, cumulative, $.001 par value;
      authorized 5,000,000 shares; no shares issued or outstanding                -                 -
   Class A Common Stock, $.001 par value; authorized
      175,000,000 shares; issued 80,837,755 shares in 2001
      and 80,645,351 shares in 2000; outstanding 80,152,255 shares
      in 2001 and 80,645,351 shares in 2000                                      81                81
   Class B Common Stock, convertible, $.001 par value;
      authorized 50,000,000 shares; issued and outstanding
      28,312,940 shares                                                          28                28
   Additional paid-in capital                                             1,041,043         1,037,955
   Retained earnings                                                         55,295            32,939
   Accumulated other comprehensive income:
      Unrealized gain on marketable equity securities                           418                 -
   Treasury stock, at cost, 685,500 Class A common shares                   (10,108)                -
                                                                       ------------      ------------
      Total stockholders' equity                                          1,086,757         1,071,003
                                                                       ------------      ------------
      Total liabilities and stockholders' equity                       $  1,234,240      $  1,204,648
                                                                       ============      ============

       See accompanying notes to condensed consolidated financial statements.

                         HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                     COMPREHENSIVE INCOME (UNAUDITED)
                                   (in thousands except per share data)



                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                       September 30,
                                                             --------------------------          --------------------------
                                                               2001              2000              2001              2000
                                                             --------          --------          --------          --------
Net revenues                                                 $ 65,801          $ 64,885          $179,493          $176,195
Operating expenses                                             41,824            34,602           112,957            99,254
Depreciation and amortization                                   8,992             8,609            27,259            25,099
Corporate expenses                                              2,274             1,967             6,554             6,416
                                                             --------          --------          --------          --------
Operating income                                               12,711            19,707            32,723            45,426
Interest income, net                                              465             1,832             3,002             5,639
Other, net                                                        618                 -               984                 -
                                                             --------          --------          --------          --------
Income before income tax                                       13,794            21,539            36,709            51,065
Income tax                                                      5,302             8,428            14,353            20,681
                                                             --------          --------          --------          --------
Net income                                                   $  8,492          $ 13,111          $ 22,356          $ 30,384
                                                             ========          ========          ========          ========

Net income per common share:
     Basic                                                   $   0.08          $   0.12          $   0.21          $   0.28
     Diluted                                                 $   0.08          $   0.12          $   0.20          $   0.28

Weighted average common shares outstanding:
     Basic                                                    109,007           108,872           109,001           108,834
     Diluted                                                  109,606           110,033           109,823           110,456

Other comprehensive income, net of tax:
     Unrealized gain (loss) on marketable equity
        securities                                           $   (655)         $      -          $    418          $      -
Net income                                                      8,492            13,111            22,356            30,384
                                                             --------          --------          --------          --------
Comprehensive income                                         $  7,837          $ 13,111          $ 22,774          $ 30,384
                                                             ========          ========          ========          ========


          See accompanying notes to condensed consolidated financial statements.

                     HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        (in thousands)



                                                                          Nine Months Ended
                                                                            September 30,
                                                                    -----------------------------
                                                                      2001                 2000
                                                                    --------            ---------
Cash flows from operating activities:
   Net income                                                       $ 22,356            $  30,384
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Provision for bad debts                                          2,246                2,275
      Depreciation and amortization                                   27,259               25,099
      Deferred income taxes                                            6,200                4,500
      Changes in operating assets and liabilities                      2,625              (17,275)
      Other, net                                                       1,648                  352
                                                                    --------            ---------
          Net cash provided by operating activities                   62,334               45,335
                                                                    --------            ---------

Cash flows from investing activities:
   Property and equipment acquisitions                               (11,091)              (8,102)
   Dispositions of property and equipment                                 15                  106
   Additions to intangible assets                                       (135)                (512)
   Increase in deferred charges and other assets                      (5,288)              (9,743)
   Acquisitions of radio stations                                    (80,061)            (120,029)
                                                                    --------            ---------
          Net cash used in investing activities                      (96,560)            (138,280)
                                                                    --------            ---------

Cash flows from financing activities:
   Payments on long-term obligations                                     (39)                 (93)
   Proceeds from stock issuances, net of issuance costs                2,992                1,710
   Stock repurchase                                                  (10,108)                   -
                                                                    --------            ---------
          Net cash provided by (used in) financing activities         (7,155)               1,617
                                                                    --------            ---------

Net decrease in cash and cash equivalents                            (41,381)             (91,328)
Cash and cash equivalents at beginning of period                     115,689              215,136
                                                                    --------            ---------
Cash and cash equivalents at end of period                          $ 74,308            $ 123,808
                                                                    ========            =========


          See accompanying notes to condensed consolidated financial statements.

              HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Hispanic Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The statement also removes goodwill from its scope and covers the accounting for the disposal of long-lived assets. The Company is required to adopt the provisions of SFAS No. 144 effective January 1, 2002. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

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

      The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the provisions of SFAS No. 142. Intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001 will not be amortized and will be evaluated for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. Management does not believe adoption of SFAS No. 141 will materially impact the Company's financial position or results of operations, however the adoption of SFAS No. 142 will materially reduce amortization expense and increase operating income, net income and net income per common share.

3. ACQUISITIONS AND VALUATION ADJUSTMENT

   2001 ACQUISITIONS

      On September 4, 2001, the Company entered into an asset purchase agreement to acquire for $34.0 million the assets of KEDJ(FM), KMRR(FM) (formerly KDDJ(FM)), KOMR(FM)
(formerly KBZR(FM)) and KSSL(FM), serving the Phoenix market (the "Phoenix Acquisition"). The Phoenix Acquisition closed on October 31, 2001 and operations from this date will be included in the Company's operations. The asset acquisition was funded with available cash. KEDJ(FM), KMRR(FM) and KOMR(FM) are programmed with one new Hispanic-targeted format and KSSL(FM) will be simulcast with the Company's existing Phoenix station KHOT(FM).

      On April 24, 2001, the Company entered into an asset purchase agreement to acquire for $80.0 million the FCC licenses of a radio station broadcasting at 106.5 MHz (KOVE(FM)), serving the Houston market (the "Houston Acquisition"). The Houston Acquisition closed on July 20, 2001 and operations from this date are included in the Company's operations. The asset acquisition was funded with available cash. The station's programming is an existing format from a different Company-owned radio station in the Houston market. The Company also granted to an affiliate of the seller, an option to program radio station KRTX(FM) which also serves the Houston market.

      The estimated fair value of the assets acquired in the Houston Acquisition as of July 20, 2001 is as follows (in thousands):

              Property and equipment              $ 2,028
              Intangible assets                    78,033
                                                  -------
                                                  $80,061
                                                  =======

      The intangible assets acquired in the Houston Acquisition are not subject to amortization.

   2000 ACQUISITIONS

      On May 31, 2000, the Company entered into an asset purchase agreement to acquire for $45.0 million the assets of KCOR(FM) and KBBT(FM), serving the San Antonio market. The KCOR(FM) and KBBT(FM) acquisitions closed on September 15, 2000 and September 29, 2000, respectively. The asset acquisitions were funded with available cash. The stations' programming was converted to separate formats.

      On October 15, 1999, the Company entered into an asset purchase agreement to acquire for $75.0 million the assets of KRCD(FM) and KRCV(FM), serving the Los Angeles market (the "Los Angeles Acquisition"). The Los Angeles Acquisition closed on January 31, 2000. The asset acquisition was funded with available cash. The stations' programming was converted to a single Spanish-language format in February 2000.

   PENDING TRANSACTIONS

      On October 10, 2001, the Company entered into an asset purchase agreement to acquire for $5.0 million the assets of KAJZ(FM), serving the Fresno market (the "Fresno Acquisition"). Subject to required conditions and approvals, the Fresno Acquisition will close in the first quarter of 2002, at which time the station will be programmed with a Hispanic-targeted format. The Company will use its available cash to fund this acquisition.

      On August 10, 2001, the Company entered into an asset purchase agreement to acquire for $16.0 million the assets of KPXC(FM), serving the Las Vegas market (the "Las Vegas Acquisition"). Subject to required conditions and approvals, the Las Vegas Acquisition will close in the first quarter of 2002, at which time the station will be programmed with a Hispanic-targeted format. The Company will use its available cash to fund this acquisition.

      The Company's contract for the acquisition of KOVA(FM) (the station is currently owned by the Company) provided for an increase in the purchase price in the event that the FCC authorized certain station improvements. In November 2000, the FCC authorized the station improvements. Radio stations KDOS(FM) and KDXT(FM) are also undergoing certain station improvements. As of September 30, 2001, the Company has paid $36.5 million of upgrade costs and additional purchase price (included in deferred charges and other assets) related to these radio stations. The Company expects to incur approximately $1.5 to $3.5 million more of upgrade costs. The Company will use its available cash to fund these upgrade costs. The station upgrades are expected to be completed and operating in the first quarter of 2002.

   VALUATION ADJUSTMENT

      The Company recognized an impairment loss of $1.3 million for the three months ended September 30, 2001 associated with an investment. The fair market value of the investment was determined to be zero based on a reveiw of current financial information. The loss is included in operating expenses in the condensed consolidated statement of operations.

4. LONG-TERM OBLIGATIONS

      The Company's ability to borrow under the $236.3 million revolving credit facility (the "Credit Facility") is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. As of September 30, 2001, the Company has $236.3 million of credit available. The Credit Facility commitment began reducing on September 30, 1999 and continues quarterly through December 31, 2004. As of September 30, 2001 and 2000, the Company had no outstanding balance due on the Credit Facility.

5. STOCKHOLDERS' EQUITY

      For the three months ended September 30, 2001, the Company purchased 685,500 shares of its Class A Common Stock at a weighted average price per share of $14.75.

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

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):


                                                               Three Months Ended          Nine Months Ended
                                                                 September 30,               September 30,
                                                            -----------------------     -----------------------
                                                              2001           2000         2001           2000
                                                            --------       --------     --------       --------
Numerator:
         Net income                                         $  8,492       $ 13,111     $ 22,356       $ 30,384
                                                            ========       ========     ========       ========

Denominator:
         Denominator for basic earnings per share            109,007        108,872      109,001        108,834
         Effect of dilutive securities:
                  Stock options                                  584          1,145          810          1,607
                  Employee Stock Purchase Plan                    15             16           12             15
                                                            --------       --------     --------       --------
     Denominator for diluted earnings per share              109,606        110,033      109,823        110,456
                                                            ========       ========     ========       ========


            Stock options which were excluded from the computation of diluted earnings per share due to their antidilutive effect amounted to 1.5 and 0.4 million shares for the nine months ended September 30, 2001 and 2000, respectively.

6. LONG-TERM INCENTIVE PLAN

      On May 21, 1997, the stockholders of the Company approved the Hispanic Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan"). The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) ten percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has incentive and non-qualified stock options outstanding for 5,130,761 shares of Class A Common Stock primarily to directors and key employees. The exercise prices range from $8.22 to $50.57 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

      The results of operations for the three and nine months ended September 30, 2001 are not comparable to the results of operations for the same period in 2000 primarily due to the acquisition of KLNO(FM) in Dallas on September 24, 1999 (the station operated under a time brokerage agreement until January 31, 2000 when the Company began programming the station in a Spanish-language format), the start-up of radio stations KRCD(FM) and KRCV(FM) in Los Angeles on January 31, 2000, the start-up of radio stations KCOR(FM) and KBBT(FM) in San Antonio on September 15, 2000 and September 29, 2000, respectively, the programming format changes on radio stations KDXX(AM/FM), KDXT(FM) and KDOS(FM) in Dallas on

February 1, 2000 and KQBU(FM) (formerly KOVE(FM)) in Houston on August 18, 2001, the acquisition of KOVE(FM) in Houston on July 20, 2001, and the start-up of HBCi, the Company's Internet subsidiary on January 1, 2000.

            Net revenues increased by $0.9 million or 1.4% to $65.8 million for the three months ended September 30, 2001 from $64.9 million for the same period in 2000. Net revenues for the nine months ended September 30, 2001 increased by $3.3 million, or 1.9% to $179.5 million, compared to $176.2 million for the same period in 2000. Net revenues increased for the three and nine months ended September 30, 2001, compared to the same periods in 2000 primarily because of
(a) revenue growth of same stations, and (b) revenues from start-up stations acquired or reformatted in 2000 and 2001. For the three and nine months ended September 30, 2001, same station net revenues increased 1.7% over the same period of 2000 to $61.7 and $168.5 million, respectively. The Company's same station revenue performance compares favorably to an overall decline in radio revenues experienced by all radio stations operating in the Company's thirteen markets. The Company's FM same stations posted a net revenue increase of 4.7% and 3.8% for the three and nine months ended September 30, 2001 compared to the same periods of 2000, respectively. The Company's AM same stations posted net revenue decreases of 14.4% and 10.0%, respectively, for the three and nine months ended September 30, 2001 compared to the same periods of 2000. The decrease in AM station performance was due in part to a decision to reformat some of its news/talk stations during the first half of 2001.

      Operating expenses increased by $7.2 million or 20.8% to $41.8 million for the three months ended September 30, 2001 from $34.6 million for the same period in 2000. Operating expenses for the nine months ended September 30, 2001 increased by $13.7 million or 13.8% to $113.0 million, compared to $99.3 million for the same period in 2000. The provision for bad debts for the three and nine months ended September 30, 2001 increased $0.5 million and decreased $0.1 million, respectively, compared to the same periods of 2000. Operating expenses increased primarily due to (a) higher promotion expenses in Los Angeles, New York and Miami, (b) higher operating and promotion costs associated with the acquisition of KOVE(FM) and the associated start-up of a new programming format in Houston on KQBU(FM) (formerly KOVE(FM)), (c) costs associated with the sales and marketing initiatives that began in 2000, (d) higher rent associated with the expansion of the Company's studio facilities in Los Angeles, San Francisco and New York, and (e) the $1.3 million impairment loss associated with an investment. As a percentage of net revenues, operating expenses increased to 63.5% from 53.3% for the three months ended September 30, 2001 and 2000, respectively, and increased to 63.0% from 56.4% for the nine months ended September 30, 2001 and 2000, respectively.

      Operating income before corporate expenses, depreciation and amortization ("broadcast cash flow") for the three and nine months ended September 30, 2001 decreased 20.8% and 13.5%, to $24.0 and $66.5 million, respectively, compared to $30.3 and $76.9 million, respectively, for the same periods in 2000. HBCi, the Company's Internet subsidiary, had negative broadcast cash flow of $0.6 and $2.5 million on net revenues of $0.5 and $1.0 million during the three and nine months ended September 30, 2001, respectively, compared to negative broadcast cash flow of $1.2 and $2.3 million on net revenues of $0.2 and $0.3 million for the comparable periods of 2000. During the quarter, the Company operated five start-up stations in four markets including San Antonio, Dallas, Houston and Los Angeles. As a group, the start-up stations had positive broadcast cash flow. As a percentage of net revenues, broadcast cash flow decreased to 36.5% from 46.7% for the three months ended September 30, 2001 and 2000, respectively, and decreased to 37.0% from 43.6% for the nine months ended September 30, 2001 and 2000, respectively.

      Corporate expenses for the three and nine months ended September 30, 2001 increased $0.3 and $0.1 million or 15.0% and 1.6% to $2.3 and $6.5 million, respectively, from $2.0 and $6.4 million for the same periods in 2000, respectively. The increase was primarily due to a donation to the 911 Disaster Relief Fund in New York and higher staffing costs. As a percentage of net revenues, corporate expenses increased to 3.5% from 3.1% for the three months ended September 30, 2001 and 2000, respectively, and were 3.6% for the nine months ended September 30, 2001 and 2000.

      EBITDA for the three and nine months ended September 30, 2001 decreased 23.3% and 14.9%, to $21.7 and $60.0 million, respectively, compared to $28.3 and $70.5 million for the same periods in 2000, respectively. As a percentage of net revenues, EBITDA decreased to 33.0% from 43.6% for the three months ended September 30, 2001 and 2000, respectively, and decreased to 33.4% from 40.0% for the nine months ended September 30, 2001 and 2000, respectively.

      Depreciation and amortization for the three and nine months ended September 30, 2001 increased 4.7% and 8.8% to $9.0 and 27.3 million, respectively, compared to $8.6 and $25.1 million for the same periods in 2000, respectively. The increase is due to the acquisition of KOVE(FM) in Houston and capital expenditures.

      Interest income, net decreased to $0.5 and $3.0 million from $1.8 and $5.7 million for the three and nine months ended September 30, 2001 and 2000, respectively. The decrease for the three and nine months ended September 30, 2001 compared to the same periods in 2000 was due to cash and cash equivalents being higher in 2000 than in 2001 and lower interest rates in 2001.

            Other, net increased to $0.6 and $1.0 million for the three and nine months ended September 30, 2001, respectively, from zero in the same periods in 2000. The increase was due to gains on the sales of securities and the final award received by the Company related to an arbitration proceeding.

      Federal and state income taxes are being provided at an effective rate of 38.4% and 39.1% for the three months ended September 30, 2001 and 2000, respectively, and 39.1% and 40.5% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the effective rate is due to a lower effective state tax rate.

      For the three months ended September 30, 2001, the Company's net income totaled $8.5 million ($0.08 per common share) compared to $13.1 million ($0.12 per common share) in the same period in 2000. For the nine months ended September 30, 2001, the Company's net income totaled $22.4 million ($0.20 per common share - diluted) compared to $30.4 million ($0.28 per common share) in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities for the nine months ended September 30, 2001 was $62.3 million as compared to $45.3 million for the same period in 2000. The $17.0 million increase from 2000 to 2001 is due to (a) no estimated 2001 federal income tax payments being made in the nine months ended September 30, 2001 whereas estimated 2000 federal income tax payments were made in the comparable period of 2000, (b) the estimated state tax payments for the nine months ended September 30, 2001 are less than the comparative period in 2000 due to a lower state tax liability, and (c) a greater amount of accounts receivable collections in 2001. The Company did not make any estimated federal tax payments for the nine months ended September 30, 2001 because it had an overpayment of federal income tax from 2000 and the third quarter estimated tax payment was made on October 1, 2001. Net cash used in investing activities was $96.6 and $138.3 million for the nine months ended September 30, 2001 and 2000, respectively. The $41.7 million decrease from 2000 to 2001 is primarily due to the acquisition of KRCD(FM), KRCV(FM), KCOR(FM) and KBBT(FM) in 2000 having a higher aggregate purchase price than KOVE(FM) purchased in 2001. Net cash used in financing activities was $7.2 million and net cash provided by financing activities was $1.6 million for the nine months ended September 30 2001 and 2000, respectively. The $8.8 million decrease from 2000 to 2001 is primarily due to the purchase of treasury stock in 2001.

      Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $11.1 million for the nine months ended September 30, 2001. Approximately $7.6 million of the capital expenditures incurred during the nine months ended September 30, 2001 related to radio signal upgrade projects for three different radio stations in Houston and Dallas and the build-out of studio and office space in Los Angeles, San Francisco, New York, Miami and San Antonio compared to $1.5 million incurred in the same period in 2000 for radio signal upgrade projects and the build-out of studios related to acquisitions in Phoenix and Dallas.

      Available cash plus cash flow provided by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund capital expenditures. Management believes the Company will have sufficient cash and cash provided by operations to finance its operations, satisfy its debt service requirements, and to fund capital expenditures. Management regularly reviews potential acquisitions. Future acquisitions will be financed primarily through available cash proceeds from borrowings under the Credit Facility, proceeds from securities or debt offerings, and/or from cash provided by operations.

FORWARD LOOKING STATEMENTS

      Certain statements contained in this report are not based on historical facts, but are forward looking statements that are based on numerous assumptions made as of the date of this report. When used in the preceding and following discussions, the words "believes," "intends," "expects," "anticipates" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors and regulatory developments affecting the Company's operations, acquisitions of broadcast properties described elsewhere herein, the financial performance of start-up stations, and efforts by management to integrate its operating philosophies and practices at the station level. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company disclaims any obligation to update the forward looking statements in this report.

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

                                    Hispanic Broadcasting Corporation
                                    -----------------------------------------
                                                 (Registrant)


                                     /s/ Jeffrey T. Hinson
                                    ---------------------------------
                                    Jeffrey T. Hinson
                                    Senior Vice President/
                                    Chief Financial Officer
                                    Principal Financial Officer



Dated: November 14, 2001

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