Form 10-K
period 2001-12-31
HISPANIC BROADCASTING CORP
filed 2002-04-01
CIK 922503

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001, or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number
0-24516

HISPANIC BROADCASTING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	99-0113417 (I.R.S. Employer Identification No.)

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

        On March 15, 2002, the aggregate market price of the Class A Common Stock held by non-affiliates of the Company was approximately $1,946.5 million. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

        On March 15, 2002, there were 80,327,718 outstanding shares of Class A Common Stock, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2002 Annual Meeting, expected to be filed within 120 days from the Company's fiscal year-end, are incorporated by reference into Part III.

HISPANIC BROADCASTING CORPORATION

INDEX TO FORM 10-K

PART I.

ITEM 1. BUSINESS

General

        Hispanic Broadcasting Corporation (the "Company") is the largest Spanish-language radio broadcasting company, as measured in gross revenues, and the 9th largest radio broadcaster in the United States(a). The Company currently owns and programs 52 radio stations in 13 markets. Our stations are located in 12 of the 15 largest Hispanic markets in the United States, including Los Angeles, New York, Miami, San Francisco/San Jose, Chicago, Houston, San Antonio, Dallas/Fort Worth, McAllen/Brownsville/Harlingen, San Diego, Phoenix and El Paso. In addition, we also operate HBC Radio Network, which is one of the largest Spanish-language radio broadcast networks in the United States in terms of audience delivery, and HBCi which operates the Company's radio station Internet websites and a network of Hispanic community-focused bilingual websites at www.netmio.com.

        Our strategy is to own and program top performing Spanish-language and other Hispanic-targeted radio stations, principally in the 15 largest Hispanic markets in the United States. The Company programs 41 radio formats on 52 radio stations. As of the Fall 2001 Arbitron Ratings Book, we operated the leading Spanish-language radio station in the adult 25-54 age group, as measured by audience share, in 10 of the 13 markets and, during this same period, we operated 12 top-ten ranked radio stations, regardless of language or format.

        We intend to acquire or develop additional Spanish-language radio stations in the leading Hispanic markets. The Company historically has acquired under-performing radio stations with good signal coverage of the target market and converted the existing station format to a Hispanic-targeted format. In addition, the Company also seeks to acquire radio stations whose radio signals might eventually be upgraded or improved. The Company's acquisition strategy typically results in operating losses for 12 to 18 months from the date of launch of a station's format. We believe that the largest Hispanic markets are generally underserved by the existing Hispanic-targeted radio stations. As a result, we expect our acquisitions will achieve an acceptable level of profitability as we build audiences and as more and more advertisers target Hispanics.

        We frequently evaluate strategic opportunities, both within and outside our existing line of business, that closely relate to serving the Hispanic market, including opportunities outside of the United States. We expect to pursue additional acquisitions from time to time and may decide to dispose of certain businesses. Such acquisitions or dispositions could be material.

(a)
Ranking of the Company as a radio broadcaster among all U.S. radio broadcasters is provided by BIA Research, Inc.

        The following table sets forth certain information regarding the radio stations that we owned and programmed as of December 31, 2001:

		No. of Stations
Ranking of Market by Hispanic Population(a)
	Market	AM	FM
1	Los Angeles	1	4
2	New York	1	1
3	Miami	2	2
4	Chicago	2	1
5	Houston	2	6
6	San Francisco/San Jose	0	2
8	Dallas/Fort Worth	2	5
9	San Antonio	2	4
10	McAllen/Brownsville/Harlingen	1	2
11	Phoenix	0	5
12	San Diego	0	2
13	El Paso	2	1
18	Las Vegas	1	1

	Total	16	36

(a)
Ranking of the principal radio market served by the Company's station(s) among all U.S. radio markets by Hispanic population as reported by SRDS Hispanic Media & Market Source.

        The Company believes Hispanic-targeted radio broadcasting has significant growth potential for the following reasons:

  •
  The U.S. Hispanic population is growing rapidly. The U.S. Hispanic population grew from an estimated 22.6 million (approximately 9.0% of the total United States population) at the end of 1990 to an estimated 35.3 million (approximately 12.5% of the total United States population) by the end of year 2001. The growth rate is approximately four times the growth rate for the total United States population during the same period.

  •
  The U.S. Hispanic population is concentrated in 15 markets. Approximately 60.5%, or approximately 21.3 million, of all U.S. Hispanics live in these markets. The U.S. Hispanic population in the top fifteen markets, as a percentage of the total population in such markets, has increased from approximately 20.7% in 1990 to approximately 26.8% in 2001. The percentage concentration of Hispanics in the top fifteen markets is more than twice the percentage of Hispanics in the U.S. as a whole. Since 1990, the Hispanic population growth has represented approximately 61.8% of the total population growth in the top fifteen Hispanic markets.

  •
  U.S. Hispanics represent an attractive consumer market. Advertisers target Hispanics because, on average, they are younger, their households are larger in size and they routinely spend a greater percentage of their income on many different kinds of goods and services than do non-Hispanic households. The U.S. Hispanic buying power represents approximately 7.0% of the total U.S. buying power. The Company believes that, as a result, advertisers have substantially increased their use of Spanish media. Total Spanish-language advertising revenues have increased from approximately $1.2 billion in 1996 to an estimated $2.2 billion in 2001. This represents a compound annual growth rate of approximately 13.1%, which is substantially greater than the estimated growth rate for total advertising for the comparable period.

        The Company was incorporated under the laws of the State of Delaware in 1992. The Company's principal executive offices are located at 3102 Oak Lawn Avenue, Suite 215, Dallas, Texas 75219 and the telephone number is (214) 525-7700.

Hispanic-Targeted Radio

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

        Regional Mexican.    Regional Mexican consists of various types of music played in different regions of Mexico. Ranchera music, originating in Jalisco, Mexico, is a traditional folkloric music commonly referred to as Mariachi music. Mariachi music features acoustical instruments and is considered the music indigenous to Mexicans who have lived in the country towns. Nortena means northern, and is representative of Northern Mexico. Featuring an accordion, Nortena has a Polka sound with a distinct Mexican flavor. Banda is a regional music from the state of Sinaloa, Mexico and is popular in California. Banda is reminiscent of marching band music with mostly brass orchestrations. Mexican Cumbia represents a regional Mexican version of the tropical cumbia style. Grupo music is a synthesizer based modern version of traditional regional music and it covers all the principal styles of the regional genre.

        Tropical.    The Tropical format primarily consists of Salsa, Merengue, and Cumbia music. Salsa is dance music combining Latin Caribbean rhythms with jazz. Salsa symbolizes music from Puerto Rico, Cuba, and the Dominican Republic and is popular with Hispanics living in New York, Miami and Chicago. Merengue music is up-tempo dance music originating in the Dominican Republic. There are also regional derivatives of tropical in Mexico, Central and South America, all based substantially on the Colombian cumbia style.

        Tejano.    Tejano music originated in Texas and is based on Mexican themes but is indigenous to Texas. It is a combination of contemporary rock, Ranchera, and country music. The lyrics are primarily sung in Spanish. The on-air talent speak in Spanish and English.

        Contemporary.    The Contemporary format includes pop, Latin rock, and ballads. This format is similar to English adult contemporary and contemporary hit radio stations. A contemporary station may focus on softer music or may be quite up tempo depending on the age target.

        Full Service.    The Full Service format includes all the traditional radio services: music, news, sports, traffic reports, special information programs and weather.

        News/Talk.    News includes local, national, international reports and weather, business, traffic and sports. Talk includes commentary, analysis, discussion, interviews, call-ins and information shows.

        Mexican Spanish Oldies.    The Spanish Oldies format includes songs of all styles that were hits in Mexico in the 1960s and 1970s.

        Rhythmic.    The Rhythmic format includes Latin-oriented hip-hop, top 40 and contemporary music. The on-air talent speak primarily in English.

Company's Stations

        The following table sets forth information regarding the radio stations owned and programmed by the Company as of December 31, 2001:

Ranking of Market by Hispanic Population	Market(a)	Station	Station Format(b)	Primary Demographic Market
1	Los Angeles	KLVE(FM) KSCA(FM) KTNQ(AM) KRCD(FM) KRCV(FM)	Contemporary Regional Mexican Spanish Oldies Spanish Oldies Spanish Oldies	A 25-54 A 25-54 A 35+ A 35+ A 35+
2	New York	WCAA(FM) WADO(AM)	Contemporary News/Talk	A 18-34 A 35+
3	Miami	WAMR(FM) WRTO(FM) WAQI(AM) WQBA(AM)	Contemporary Tropical News/Talk News/Talk	A 25-54 A 18-34 A 35+ A 35+
4	Chicago	WOJO(FM) WIND(AM) WLXX(AM)	Regional Mexican News/Talk Tropical	A 18-54 A 25-54 A 18-54
5	Houston	KLTN(FM) KOVE(FM) KPTY(FM) KLTO(FM) KRTX(FM) KLAT(AM) KRTX(AM) KQBU(FM)	Regional Mexican Contemporary Rhythmic Rhythmic Contemporary News/Talk News/Talk Regional Mexican	A 18-49 A 18-49 A 25-54 A 25-54 A 18-34 A 25-54 A 25-54 A 18-49
6	San Francisco/San Jose	KSOL(FM) KZOL(FM)	Regional Mexican Regional Mexican	A 25-54 A 25-54
8	Dallas/Fort Worth	KLNO(FM) KHCK(FM) KDXT(FM) KDXX(FM) KDOS(FM) KESS(AM) KDXX(AM)	Regional Mexican Tejano Contemporary Contemporary Contemporary Spanish Oldies/Sports Contemporary	A 18-49 A 18-49 A 18-49 A 18-49 A 18-49 A 25-54 A 18-49
9	San Antonio	KXTN(FM) KROM(FM) KXTN(AM) KCOR(AM) KBBT(FM) KCOR(FM)	Tejano Regional Mexican Tejano Spanish Oldies Rhythmic Contemporary	A 25-54 A 25-54 A 25-54 A 35+ A 18-34 A 18-49

10	McAllen/Brownsville/Harlingen	KGBT(FM) KIWW(FM) KGBT(AM)	Regional Mexican Tejano News/Talk	A 25-54 A 25-54 A 25-54
11	Phoenix	KHOT(FM) KHOV(FM) KOMR(FM) KMRR(FM) KKMR(FM)	Regional Mexican Regional Mexican Contemporary Contemporary Contemporary	A 25-54 A 25-54 A 18-34 A 18-34 A 18-34
12	San Diego	KLQV(FM) KLNV(FM)	Contemporary Regional Mexican	A 25-54 A 18-49
13	El Paso	KBNA(FM) KBNA(AM) KAMA(AM)	Contemporary Contemporary Spanish Oldies	A 25-54 A 25-54 A 35+
18	Las Vegas	KISF(FM) KLSQ(AM)	Regional Mexican Spanish Oldies	A 18-49 A 25-54

(a)
Actual city of license may differ from the metropolitan market served.

(b)
See "Hispanic-Targeted Radio."

        The following table sets forth selected information with regard to Company owned radio stations:

Station/Market	Date Acquired	License Broadcast Date	Broadcast Frequency
KLVE(FM), Los Angeles, CA	10/85	12/01/05	107.5 MHz
KSCA(FM), Los Angeles, CA	09/99	12/01/05	101.9 MHz
KTNQ(AM), Los Angeles, CA	10/85	12/01/05	1020 kHz
KRCD(FM), Los Angeles, CA	01/00	12/01/05	103.9 MHz
KRCV(FM), Los Angeles, CA	01/00	12/10/05	98.3 MHz
WCAA(FM), New York, NY	05/98	06/01/06	105.9 MHz
WADO(AM), New York, NY	08/94	06/01/06	1280 kHz
WAMR(FM), Miami, FL	08/94	02/01/03	107.5 MHz
WRTO(FM), Miami, FL	10/89	02/01/03	98.3 MHz
WAQI(AM), Miami, FL	10/89	02/01/03	710 kHz
WQBA(AM), Miami, FL	08/94	02/01/03	1140 kHz
WOJO(FM), Chicago, IL	02/97	12/01/04	105.1 MHz
WIND(AM), Chicago, IL	02/97	12/01/04	560 kHz
WLXX(AM), Chicago, IL	07/95	12/01/04	1200 kHz
KOVE(FM), Houston, TX	07/01	08/01/05	106.5 MHz
KLTN(FM), Houston, TX	05/98	08/01/05	102.9 MHz
KQBU(FM), Houston, TX	02/97	08/01/05	93.3 MHz
KPTY(FM), Houston, TX	02/97	08/01/05	104.9 MHz
KLTO(FM), Houston, TX	02/97	08/01/05	105.3 MHz
KRTX(FM), Houston, TX	02/97	08/01/05	100.7 MHz
KLAT(AM), Houston, TX	02/97	08/01/05	1010 kHz
KRTX(AM), Houston, TX	02/97	08/01/05	980 kHz

KSOL(FM), San Francisco/San Jose, CA	02/97	12/01/05		98.9 MHz
KZOL(FM), San Francisco/San Jose, CA	02/97	12/01/05		99.1 MHz
KLNO(FM), Dallas/Ft. Worth, TX	09/99	08/01/05		94.1 MHz
KHCK(FM), Dallas/Ft. Worth, TX	07/95	08/01/05		99.1 MHz
KDXT(FM), Dallas/Ft. Worth, TX	06/95	08/01/05		106.7 MHz
KDOS(FM), Dallas/Ft. Worth, TX	04/95	08/01/05	(1)	107.9 MHz
KDXX (FM), Dallas/Ft. Worth, TX	08/94		(2)	107.9 MHz
KESS(AM), Dallas/Ft. Worth, TX	08/94	08/01/05		1270 kHz
KDXX(AM), Dallas/Ft. Worth, TX	12/94	08/01/05		1480 kHz
KXTN(FM), San Antonio, TX	02/97	08/01/05		107.5 MHz
KROM(FM), San Antonio, TX	02/97	08/01/05		92.9 MHz
KXTN(AM), San Antonio, TX	02/97	08/01/05		1310 kHz
KCOR(AM), San Antonio, TX	02/97	08/01/05		1350 kHz
KBBT(FM), San Antonio, TX	09/00	08/01/05		98.5 MHz
KCOR(FM), San Antonio, TX	09/00	08/01/05		95.1 MHz
KGBT(FM), McAllen/Brownsville/Harlingen, TX	02/97	08/01/05		98.5 MHz
KIWW(FM), McAllen/Brownsville/Harlingen, TX	02/97	08/01/05		96.1 MHz
KGBT(AM), McAllen/Brownsville/Harlingen, TX	02/97	08/01/05		1530 kHz
KHOT(FM), Phoenix, AZ	04/99	12/01/05		105.9 MHz
KOMR(FM), Phoenix, AZ	10/01	12/01/05		106.3 MHz
KMRR(FM), Phoenix, AZ	10/01	12/01/05		100.3 MHz
KKMR(FM), Phoenix, AZ	10/01	12/01/05		106.5 MHz
KHOV(FM), Phoenix, AZ	10/01	12/01/05		105.3 MHz
KLQV(FM), San Diego, CA	08/98	12/01/05		102.9 MHz
KLNV(FM), San Diego, CA	08/98	12/01/05		106.5 MHz
KBNA(FM), El Paso, TX	02/97	08/01/05		97.5 MHz
KBNA(AM), El Paso, TX	02/97	08/01/05		920 kHz
KAMA(AM), El Paso, TX	02/97	08/01/05		750 kHz
KISF(FM), Las Vegas, NV	04/99	10/01/05		103.5 MHz
KLSQ(AM), Las Vegas, NV	08/95	10/01/97	(3)	870 kHz

(1)
The Company has modified the facilities of the station pursuant to a construction permit issued by the Federal Communications Commission ("FCC") (including a change in community of license from Corsicana to Robinson, Texas), and the station is currently operating with the new facilities.

(2)
The Company has modified the facilities of the station pursuant to a construction permit issued by the FCC (including a change in community of license from Gainesville to Lewisville, Texas), and the station is currently operating with the new facilities.

(3)
A renewal application was timely filed with the FCC and the station has authority to continue operation. Statistical information contained herein regarding the radio industry, population, consumer spending and advertising expenditures are taken from the 2000 U.S. Census, SRDS Hispanic Media and Market Sources, and Hispanic Business Magazine (December 1996 and 2001). The Company's station rankings were based upon the Arbitron Adults 18-34 and 25-54 category 2001 Fall Book.

Competition

        Radio broadcasting is a highly competitive business. The Company's radio stations compete for audiences and advertising revenues with other radio stations of all formats, as well as with other media, such as newspapers, magazines, television, cable television, outdoor advertising and direct mail, within their respective markets. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced such as (1) satellite-delivered digital audio radio service, which has resulted and is expected to result, in the near term introduction of new subscriber based satellite radio services with numerous niche formats; and (2) audio programming by cable systems, direct broadcast satellite systems, Internet content providers, personal communications services and other digital audio broadcast formats.

        The FCC adopted a plan in 1999 for the establishment of non-commercial "microbroadcasting" stations, low-powered FM stations that will be designed to serve small localized areas and that in some localized areas may cause interference with regular broadcast by existing radio stations. Satellite delivered audio may provide a medium for the delivery by satellite or supplemental terrestrial means of multiple new audio programming formats to local and/or national audiences. XM Satellite Radio launched its commercial service on September 25, 2001 and Sirius Satellite Radio is scheduled to launch service in 2002. The Company entered into a Programming Partner Agreement with XM Satellite Radio in 1998, in which the Company agreed to develop, produce and supply to XM Satellite Radio certain Spanish-language programming to be distributed over one or more audio channels of the digital audio radio service implemented by XM Satellite Radio in the continental United States.

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

Regulation of the Company's Business

Existing Regulation and Legislation.

        Radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of a radio broadcast station except under a license issued by the FCC and empowers the FCC, among other things, to issue, renew, revoke and modify broadcast licenses; assign frequency bands; determine stations' frequencies, locations and power; regulate the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act; impose penalties for violation of such regulations; and impose fees for processing applications and other administrative functions. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

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

This new regulatory flexibility has engendered aggressive local, regional, and national acquisition campaigns. Relaxation of previous station ownership limitations on leading incumbents (i.e., existing networks and major station groups) has increased sharply the competition for radio station acquisitions, and the prices of attractive stations.

Multiple Ownership Restrictions.

        The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an "attributable" interest, as defined more fully below) in broadcast stations, as well as other specified mass media entities.

        The 1996 Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing a single entity to own nationally any number of AM or FM broadcast stations. The 1996 Act and the FCC's rules also greatly eased local radio multiple ownership restrictions. The maximum number of radio stations in which a person or entity is allowed to hold an "attributable interest" depends on the number of radio stations within the defined market. In markets with more than 45 commercial radio stations, an entity may own, operate or control a maximum of eight stations, with no more than five in either service (AM or FM). In markets of 30 - 44 stations, an entity may own as many as seven stations, with no more than four in either service; in markets with 15 - 29 stations, an entity may own as many as six stations, with no more than four in either service. In markets with 14 stations or less, an entity may own as many as five stations or 50% of all of the stations, whichever is less, with no more than three stations in either service. It should be noted, however, that the Department of Justice has precluded certain entities from acquiring the maximum number of radio stations allowed in a market under the 1996 Act because of anti-trust concerns. Thus, it is possible that the Company would, in certain instances, be unable to acquire the maximum number of stations allowed in a market under the 1996 Act. The FCC has placed limitations on time brokerage (local marketing) agreements ("LMA") through which the licensee of one radio station provides the programming for another licensee's station in the same market. In LMA situations, stations operating in the same service (e.g., both stations are AM) with substantial contour overlap are prohibited from duplicating more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to a LMA is required, under certain circumstances, to count that station toward its numerical maximum even though it does not own the station.

        The FCC's regulations limit the number of radio stations an entity may own or control in markets where the entity also owns or controls one or more television stations. The FCC currently permits an entity to own or control more than one radio station in a market in which the entity also owns or controls one or more television stations, depending on the number of independent voices existing in the market. The FCC's regulations also prohibit an entity from owning both a radio station and a daily newspaper of general circulation in the same market, but has initiated a proceeding and sought public comment on whether it should relax or eliminate its radio/newspaper cross-ownership restriction.

        Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the FCC to review its remaining ownership rules biennially—as part of its regulatory reform obligations—to determine whether its various rules are still necessary. In November 2001, the FCC issued a Notice of Proposed Rule Making which solicits public comment on the current local radio multiple ownership rules. Under interim processing guidelines announced by the FCC in its November 2001 Local Radio Multiple Ownership Notice of Proposed Rulemaking, the FCC recently approved a number of long-pending transactions but decided in one case (involving an application by Clear Channel Radio Licenses, Inc. to acquire Station WUMX(FM) in Charlottesville, Virginia) that, because of competitive concerns, it had insufficient facts to support a grant of that application and ordered an evidentiary hearing before an FCC Administrative Law Judge to consider the matter. This is the first such hearing ordered by the FCC in an assignment of license case on competition issues since 1969. The Company cannot predict the impact of future announcements in the biennial review process or any other agency or legislative initiatives upon the FCC's broadcast rules.

        Under the FCC's ownership rules, a direct or indirect purchaser of certain types of securities of the Company could violate FCC regulations if that purchaser owned or acquired an "attributable" interest in other media properties in the same areas as stations owned by the Company or in a manner otherwise prohibited by the FCC. All officers and directors of a licensee, as well as general partners, limited partners who are not properly "insulated" from management activities, and stockholders who own five percent or more of the outstanding voting stock of a licensee (either directly or indirectly), are generally deemed to have an "attributable interest" in the licensee. Certain institutional investors who exert no control or influence over a licensee may own up to twenty percent of such outstanding voting stock without the interest being considered "attributable". In addition to the foregoing limitations, under the FCC's "equity/debt plus" standard, if an investor's interest in a licensee corporation exceeds thirty-three percent of the aggregated debt and equity of the company (i.e., the "total asset value" of the company), the investor's interest is considered attributable if the investor is also either a major program supplier to the licensee or a same-market media entity. Insulated limited partnership interests (as to which the licensee certifies that the limited partners are not "materially involved" in the management and operation of the subject media property), and voting stock held by minority stockholders where there is a single majority stockholder, are generally not considered attributable interests.

License Grant and Renewal.

        Under the 1996 Act, the FCC has implemented an eight year license term provision for radio stations. The 1996 Act also requires renewal of a broadcast license if the FCC finds that (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (3) there have been no other serious violations which, taken together, constitute a pattern of abuse. In making its determination, the FCC may still consider petitions to deny a renewal application but cannot consider whether the public interest would be better served by a person/entity other than the renewal applicant. Instead, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent's application for renewal of license.

        Although in the vast majority of cases the FCC grants broadcast license renewal applications when petitions to deny are filed against them, there can be no assurance that any of the Company's stations' licenses will be renewed.

Alien Ownership Restrictions.

        The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal to grant or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. The Company, which serves as a holding company for subsidiaries that serve as licensees for the stations, therefore may be restricted from having more than one-fourth of its stock owned or voted directly or indirectly by non-U.S. citizens, foreign governments, representatives of non-U.S. citizens or foreign governments, or foreign corporations. Our articles of incorporation prohibit the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibit the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The articles of incorporation authorize our board of directors to enforce these prohibitions.

Other Regulations Affecting Radio Broadcasting Stations.

        Although the FCC has significantly reduced its regulation of broadcast stations FCC rules and policies, and rules and policies of other federal agencies, currently regulate matters such as political advertising practices, equal employment opportunities, application procedures and other areas affecting the business and operations of broadcast stations.

Antitrust Matters.

        An important element of the Company's growth strategy involves the acquisition of additional radio stations, many of which are likely to require preacquisition antitrust review by the FTC or the Antitrust Division. Following passage of the 1996 Act, the Antitrust Division has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks, particularly in instances where the proposed acquirer seeks to acquire another radio station in a market in which it already owns stations. The Antitrust Division has, in some cases, obtained consent decrees requiring radio station divestitures in specific markets based on allegations that proposed acquisitions would lead to unacceptable concentration levels. There can be no assurance that the Antitrust Division or the FTC will not seek to bar the Company from acquiring additional radio stations in a market where the Company already owns stations.

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

Recent Developments, Proposed Legislation and Regulation.

        The FCC has approved the introduction of new technologies to the radio broadcasting industry, including terrestrial delivery of digital audio broadcasting on both the AM and FM bands. In 1997, the FCC granted two licenses for national, satellite-delivered digital audio broadcasting services. These services are capable of delivering multiple, high-quality audio channels. The Company is unable to predict the effect such new technology will have on the Company's financial condition or results of operations. In addition, cable television operators and direct satellite broadcast television companies market service commonly referred to as "cable radio" which provides subscribers with several high-quality channels of music, news and other information. Technical considerations currently limit this technology to fixed locations.

        Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. For example, the FCC has adopted rules which, with limited exceptions, require the holder of an FCC construction permit to complete construction of new or modified facilities within three (3) years of grant. In December 2001 the FCC issued a Second Notice of Proposed Rule Making which seeks public comments on proposed rules in the area of equal employment opportunity. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, and potential restrictions on the advertising of certain products (liquor, beer and wine, for example). Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry. The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, or the 1996 Act, nor of the regulations and policies of the FCC thereunder. Proposals for revised regulations and requirements are currently pending before Congress and federal regulatory agencies, and additional regulations will undoubtedly be considered in the future from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

Risk Factors

Decreases in Cash Flows from Our Los Angeles Stations Could Significantly Reduce Our Overall Cash Flows.

        The portion of our overall net revenue attributable to the Los Angeles market was 27.0% for the year ended December 31, 2001. In addition, the portion of our overall broadcast cash flow attributable to the Los Angeles market was 35.2% for the year ended December 31, 2001. Increased competition for advertising dollars with other radio stations and communications media in the Los Angeles metropolitan area, both from other radio stations and from other advertising media such as television and newspapers, and other competitive and economic factors have and may continue to cause a decline in revenue generated by our Los Angeles stations. A significant decline in the revenue of the Los Angeles stations could significantly reduce our overall results of operations and broadcast cash flow.

Significant Control by the Tichenor Family May Impact or Constrain Our Future Actions.

        As of March 15, 2002, McHenry T. Tichenor, Jr., our Chairman, President and Chief Executive Officer, and his family held voting control over approximately 16.1% of the shares of our Class A common stock. Since these shares are subject to a voting agreement, the Tichenor family can exert significant influence over the election of our board of directors and other management decisions. This ownership and control by the Tichenor family could have the effect of delaying or preventing a change in control of Hispanic Broadcasting, thereby possibly having the effect of depriving our stockholders of the opportunity to receive a premium for their shares. This ownership and control could also have the effect of making us less attractive to a potential acquirer and could result in holders of our Class A common stock receiving less consideration upon a sale of their shares than might otherwise be available in the event of a takeover attempt.

Clear Channel's Ownership of All Our Class B Common Stock Means that Clear Channel May Have a Class Vote on Mergers, Consolidations, and Sales of Substantially All Our Assets.

        As of March 15, 2002, Clear Channel Communications, Inc. owned no shares of our Class A common stock and thus was not entitled to vote in the election of our directors. However, Clear Channel does own all the outstanding shares of our Class B common stock, which accounts for approximately 26.1% of our common stock. As long as Clear Channel owns at least 20.0% of our common stock, Clear Channel will have a class vote and could potentially veto:

  •
  sales of all or substantially all our assets;

  •
  any merger or consolidation involving Hispanic Broadcasting where our stockholders immediately prior to the transaction would not own at least 50.0% of the capital stock of the surviving entity;

  •
  any reclassification, capitalization, dissolution, liquidation, or winding up of Hispanic Broadcasting;

  •
  the issuance of any shares of our preferred stock;

  •
  the amendment of our restated certificate of incorporation in a manner that adversely affects the rights of the holders of our Class B common stock;

  •
  the declaration or payment of any non-cash dividends on our common stock; or

  •
  any amendment to our certificate of incorporation concerning our capital stock.

        Shares of our Class B common stock are generally convertible into shares of our Class A common stock, at the holder's option, subject to any necessary governmental consents, including the consent of the FCC. Because of the FCC's multiple ownership rules, which limit the number of radio stations that a company may own or have an attributable interest in, in any single market, Clear Channel may not presently convert its shares of our Class B common stock into shares of our Class A common stock if such conversion would create an attributable interest, without first obtaining the consent of the FCC. These provisions of our Class B common stock could have the effect of delaying or preventing a change in control of Hispanic Broadcasting, thereby possibly depriving our stockholders of the opportunity to receive a premium for their shares. These provisions could also have the effect of making us less attractive to a potential acquirer and could result in holders of our Class A common stock receiving less consideration upon a sale of their shares than might otherwise be available in the event of a takeover attempt.

        In addition, Clear Channel owns a significant percentage of our common stock. Consequently, significant direct or indirect sales of our common stock by Clear Channel could significantly reduce our stock price and could impair our ability to raise money.

Hispanic Broadcasting and Clear Channel are Each Engaged in the Radio Broadcasting Business and Compete with Each Other for Advertising Revenues, Which May Give Rise to Actual or Potential Conflicts of Interest Between the Two Companies.

        The similarity of the respective businesses of Hispanic Broadcasting and Clear Channel gives rise to potential conflicts of interest between the two companies. Hispanic Broadcasting and Clear Channel are each engaged in the radio broadcasting business in certain markets, and as a result, are competing with each other for advertising revenues. As of December 31, 2001, Clear Channel owned, programmed, or sold airtime for 1,225 radio stations in the United States, as well as radio stations in a number of foreign countries. Clear Channel also owned or programmed 37 television stations and was one of the world's largest outdoor advertising companies based on its total inventory of advertising display faces. Clear Channel's television and outdoor advertising operations may also be deemed to compete with our business. In addition, conflicts could arise with respect to transactions involving the purchase or sale of radio broadcasting companies, particularly Spanish-language radio broadcasting companies, the issuance of additional equity securities, or the payment of dividends by Hispanic

Broadcasting Corporation. For instance, Clear Channel currently owns a 40% equity interest in Grupo ACIR Comunicaciones, one of the largest radio broadcasters in Mexico.

We May Compete Directly or Indirectly With Clear Channel in the Future With Respect to Acquisitions and Investment Opportunities in New Lines of Business and New Markets, but We May Lack the Financial Resources Necessary to Compete with Clear Channel in these New Lines and Markets.

        Clear Channel is engaged in the Spanish-language radio broadcasting business in the United States, other than through its ownership of shares in Hispanic Broadcasting. In addition, Clear Channel may from time to time acquire domestic Spanish-language radio broadcasting companies or an interest in such companies, individually or as part of a larger group. Furthermore, Clear Channel may from time to time seek to make international acquisitions of or investments in companies engaged in the Spanish-language radio broadcasting business outside the United States, and we may compete with Clear Channel for such acquisition or investment opportunities. To the extent we enter into new lines of business, we may compete directly or indirectly with Clear Channel, and we may compete with Clear Channel in the future with respect to acquisitions and investment opportunities in these areas.

        Because we are significantly smaller than Clear Channel, we may lack the financial resources necessary to compete with Clear Channel in these new lines of business and new markets. Similarly, while Clear Channel could pursue very large business expansions, acquisition opportunities could arise which require greater financial resources than those available to us.

Cancellations or Reductions of Advertising Could Adversely Affect Our Results of Operations.

        In the competitive broadcasting industry, the success of each of our radio stations is primarily dependent upon its share of the overall advertising revenue within its market. Although we believe that each of our stations can compete effectively in its broadcast area, we cannot be sure that any of our stations can maintain or increase its current audience ratings or market share, or that advertisers will not decrease the amount they spend on advertising. Shifts in population, demographics, audience tastes and other factors beyond our control could cause us to lose market share. Our stations also compete for audiences and advertising revenue directly with other radio and television stations. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue.

        We believe that adverting is a discretionary business expense, meaning that spending on advertising may decline during an economic recession or downturn. Consequently, a recession or downturn in the U.S. economy or the economy of an individual geographic market in which we operate stations could reduce our advertising revenue and, therefore, results of operations. We do not obtain long-term commitments from our advertisers, and advertisers may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could reduce our revenue, especially if we are unable to replace such purchases. Our expense levels are based, in part, on expected future revenue and are relatively fixed once set. Therefore, unforeseen fluctuations in adverting sales could reduce our operating results.

Our Acquisition Strategy Could Pose Risks.

        We intend to grow through the acquisition of radio stations and other assets we believe will complement our existing portfolio. Our acquisition strategy involves numerous risks, including:

  •
  the risk that certain acquisitions may prove unprofitable and fail to generate anticipated cash flows;

  •
  the risk that successful management of a portfolio of radio broadcasting properties may require us to recruit additional senior management and expand corporate infrastructure;

  •
  the risk that we may encounter difficulties in the integration of operations and systems;

  •
  the risk that management's attention may be diverted from other business concerns; and

  •
  the risk that we may lose key employees of acquired companies or stations.

        Part of our strategy is to acquire radio stations with an English-language format and convert these stations to a Spanish-language or other Hispanic-targeted format. This conversion strategy requires a heavy initial investment of both financial and management resources. Start-up stations typically incur losses for a period of time after a format change because of the time required to build up ratings and station loyalty. We cannot guarantee that this strategy will be successful in any given market, even though we may incur substantial costs and losses in implementing this part of our strategy.

International Acquisition Opportunities Pose Risks to Which We are Not Accustomed, Such as Risks of Foreign Currency Fluctuations, Foreign Taxation, and Additional or Novel Legal Restrictions.

        We continue to explore international opportunities. If we make one or more international acquisitions, we will face new risks that we do not face in the United States, such as foreign currency risks, foreign ownership restrictions, foreign taxation, restrictions on withdrawal of foreign investments and earnings, possible expropriation and other risks.

We May Not be Able to Secure Financing Necessary for Acquisition Opportunities, or We May have to Secure Financing on Unfavorable Terms.

        We face stiff competition from other companies for acquisition opportunities. If the prices sought by sellers of existing radio stations continue to rise, we may find fewer acceptable acquisition opportunities. In addition, the purchase price of possible acquisitions could require additional debt or equity financing. We can give no assurance that either we will obtain the needed financing or that we will obtain such financing on attractive terms. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing or the issuance of our shares in connection with an acquisition would dilute the ownership interest of our stockholders. We may not have sufficient capital resources to complete acquisitions.

Caution Concerning Forward-Looking Statements.

        This report may contain forward-looking statements that are presented for illustrative purposes only, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of works such as "anticipates," "believes," "continues," "expects," "intends," "likely," "may," "opportunity," "plans," "potential," "project," "will," and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

  •
  the highly competitive nature of, and uncertain effect of new technologies on, the radio broadcasting industry;

  •
  the risks associated with our acquisition and upgrade strategies generally;

  •
  the risks associated with achieving positive operating results on our start-up stations

  •
  our vulnerability to changes in federal legislation or regulatory policy;

  •
  the impact of general economic conditions;

  •
  shifts in population and other demographics;

  •
  industry conditions, including competition;

  •
  technological changes and innovations;

  •
  changes in labor conditions;

  •
  capital expenditure requirements;

  •
  interest rates and inflation;

  •
  taxes;

  •
  access to capital markets; and

  •
  certain other factors set forth in our SEC filings.

        You should not place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. We undertake no obligation to update these statements or publicly release the result of any revisions to these statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Signal Improvements

        From time to time, the Company has sought to improve the signal coverage of selected stations it owns. In addition, the Company has and will in the future seek to acquire and/or to participate in proceedings at the FCC that would allow the radio signals of the Company's existing radio stations or stations it might acquire in the future to be upgraded or improved. A proceeding to change the signal coverage of one of our radio stations can take years to complete. As a result, the Company may have to invest or spend money during the upgrade process without knowing if the process will ultimately result in the upgrade. The upgrade process is typically subjected to one or more objections and/or counterproposals by other station owners. These objections require time to resolve and might result in additional, unforeseen payments or costs in order to complete the upgrade. At December 31, 2001, the Company had invested approximately $43.2 million in various upgrade proceedings or efforts around the country. Of that amount, approximately $41.2 million represents upgrade proceedings involving five radio stations in Houston and Dallas. In February 2002, certain upgrades, representing $34.8 million of the Company's total upgrade investment, were completed and placed in service. There can be no assurances that any other pending or future upgrades will be successfully concluded. Any investments the Company makes or has made in upgrade attempts that prove to be unsuccessful would likely require write-downs or write-offs. The Company's current exposure of approximately $8.4 million in the aggregate associated with various uncompleted upgrade projects, if partially or totally written off as a result of unsuccessful outcomes of these projects, would not be material to the overall financial position of the Company.

Industry Segments

        The Company considers radio broadcasting to be its only operating segment.

Employees

        As of January 25, 2002, the Company employed 1,108 persons on a full-time basis, including corporate employees and 17 employees (at WCAA(FM) and WADO(AM), New York) who are subject to two collective bargaining agreements. The Company considers its employee relations to be good.

Seasonality

        Our Company's performance and that of the radio industry as a whole is affected by seasonal revenue fluctuations and variation in demand between local and national advertisers. The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the first calendar quarter generally produces the lowest revenues. The second and third quarters generally produce the highest revenues. Revenues are also affected by audience share performance of each of the Company's radio stations as reported by The Arbitron Company. Revenue performance of a radio station tends to lag behind the audience share ratings

ITEM 2. PROPERTIES

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

        A substantial amount of the Company's broadcast cash flow was generated by the Company's Los Angeles stations during 2001. Accordingly, the offices, studios, transmitter sites and antenna sites used in the operation of the Company's Los Angeles stations may be material to the Company's overall operations.

        As noted in Item 1 above, as of December 31, 2001, the Company owns and programs 52 radio stations in 13 markets throughout the United States. Therefore, except as set forth above, no one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations. The Company owns substantially all of the equipment used in its radio broadcasting business.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Class A Common Stock

        The Class A Common Stock is traded on the New York Stock Exchange under the symbol "HSP." The following table sets forth for each of the periods presented below, the high and low closing sale prices per share:

	High	Low
Year Ended December 31, 2000
First Quarter	$64.19	$43.13
Second Quarter	52.78	30.94
Third Quarter	41.50	20.63
Fourth Quarter	37.60	19.13
Year Ended December 31, 2001
First Quarter	$37.44	$17.90
Second Quarter	28.69	15.69
Third Quarter	27.74	14.11
Fourth Quarter	26.00	15.00

        As of December 31, 2001, there were approximately 118 and 1 record holders of the Class A and Class B Common Stock, respectively. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares of Class A Common Stock may be held of record by brokerage firms and clearing agencies.

Dividend Policy

        The Company has never paid a cash dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings for use in the growth of its business. The Company currently is restricted from paying any cash dividends on its capital stock under its credit agreement.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data listed below should be read with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and with the Company's consolidated financial statements including notes thereto, included elsewhere in this document. The following table presents selected consolidated financial data for Hispanic Broadcasting Corporation and its subsidiaries for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 (in thousands, except per share data):

	Year Ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:
Net revenues	$240,775	$237,554	$197,920	$164,122	$136,584
Operating expenses	75,399	65,741	51,154	48,511	40,860
Wages, salaries and benefits	76,363	69,985	57,389	48,947	40,738
Provision for bad debts	4,289	3,757	1,869	1,418	2,757
Depreciation and amortization	36,415	34,264	28,492	21,149	14,928
Corporate expenses	3,718	3,879	2,858	2,359	2,289

Operating income	44,591	59,928	56,158	41,738	35,012

Other income (expense):
Interest income (expense), net	3,449	7,078	1,831	2,634	(3,541)
Other, net	2,871	1,585	—	252	(82)

	6,320	8,663	1,831	2,886	(3,623)

Income before income tax	50,911	68,591	57,989	44,624	31,389
Income tax	19,942	27,060	23,813	17,740	12,617

Net income	$30,969	$41,531	$34,176	$26,884	$18,772

Net income per common share(a):
Basic	$0.28	$0.38	$0.34	$0.27	$0.23
Diluted	$0.28	$0.38	$0.33	$0.27	$0.22
Weighted average common shares outstanding:
Basic	108,872	108,858	101,566	98,042	83,342
Diluted	109,617	110,388	102,927	98,695	83,584
Statement of Cash Flow Data:
Net cash provided by operating activities	$79,878	$70,843	$61,641	$56,985	$43,792
Net cash used in investing activities	(129,963)	(172,514)	(226,133)	(246,326)	(23,019)
Net cash provided by (used in) financing activities	(6,017)	2,224	369,335	193,081	(19,008)
Other Operating Data(b):
EBITDA	$81,006	$94,192	$84,650	$62,887	$49,940
Balance Sheet Data (at end of period):
Working capital	$86,553	$145,714	$231,137	$17,168	$10,970
Net intangible assets	1,023,400	942,153	848,351	646,201	423,530
Total assets	1,241,743	1,204,648	1,157,138	746,689	512,249
Long-term debt, less current portion	1,418	1,404	1,448	1,547	14,122
Stockholders' equity	1,096,816	1,071,003	1,026,253	622,621	389,960

(a)
All common share and per-common-share amounts have been adjusted retroactively for two-for-one common stock splits effective June 15, 2000 and December 1, 1997.

(b)
EBITDA consists of operating income excluding depreciation and amortization. EBITDA is not calculated in accordance with generally accepted accounting principles. This measure should not be considered in isolation or as a substitute for or as superior to operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Further, such amount may not be consistent with similarly titled measures presented by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the consolidated results of operations and cash flows of the Company for the years ended December 31, 2001, 2000 and 1999 and consolidated financial condition as of December 31, 2001 and 2000 should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this report.

General

        The primary source of revenues is the sale of broadcasting time for advertising. In 2001, we generated approximately 67.5% of our gross revenues from local advertising, which is sold primarily by each individual local radio station's sales staff, and approximately 26.5% from national spot advertising, which is sold by independent advertising sales representatives. The balance of our 2001 revenues came from political, network sales and miscellaneous revenues such as rental income from tower sites, and from our Internet operation.

        The most significant operating expenses are programming expenses, and advertising and promotion expenses. Operating expenses are affected in part by the timing of promotion campaigns to improve audience ratings, the timing of acquisitions, and the financial performance of our new station formats.

        The Company has historically purchased primarily English-language radio stations and converted the formats to a variety of Spanish-language formats. As a result, the historical financial performance of acquired radio stations is not a good indicator of future financial performance. A new start-up radio station generates operating losses in its first year of operation. The magnitude of operating losses is determined in part by the size of the market served by the radio station, the amount of promotion expense required to attract an audience to the station, and the size of the acquisition. Thus, the Company's financial results in any given year can be affected by the timing, number, and acquisition cost and operating expenses of its start-up stations in that year.

        EBITDA consists of operating income or loss excluding depreciation and amortization. EBITDA is not calculated in accordance with generally accepted accounting principles. This measure should not be considered in isolation or as a substitute for or as superior to operating income, cash flows from operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, it is not necessarily indicative of an amount that may be available for dividends, reinvestment in the Company's business or other discretionary uses. In addition, our definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

        We calculate same station results by measuring the operating performance of each radio station format in the current period to the performance in the comparable period of the prior year for each station format that has been in a Spanish-language format for two or more years. In some instances, existing station formats are moved to new radio frequencies. In this case, the same station designation follows the format and the start-up becomes the station that launches a new Spanish-language format.

        In 2001 and 2000, the Company funded its acquisitions with available cash. In addition, the Company's financial performance benefited from interest income generated on the Company's available cash balances. In 2002, the Company will use its excess cash to acquire more start-up radio stations and borrow from its $225.0 million revolving credit facility (the "Credit Facility"). As a result, interest income and securities gains will decline and interest expense and long-term obligations will increase.

Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

        The results of operations for the year ended December 31, 2001 are not comparable to the results of operations for the same period in 2000 primarily due to the acquisition of KLNO(FM) in Dallas on September 24, 1999 (the station operated under a time brokerage agreement until January 31, 2000 when the Company began programming the station in a Spanish-language format), the start-up of radio stations KRCD(FM) and KRCV(FM) in Los Angeles on January 31, 2000, the start-up of radio stations KCOR(FM) and KBBT(FM) in San Antonio on September 15, 2000 and September 29, 2000, respectively, the programming format changes on radio stations KDXX(AM/FM), KDXT(FM) and KDOS(FM) in Dallas on February 1, 2000 and KQBU(FM) in Houston on August 18, 2001, the acquisition of KOVE(FM) in Houston on July 20, 2001 and KOMR(FM), KMRR(FM), KKMR(FM) and KHOV(FM) in Phoenix on October 31, 2001, and the elimination of KTNQ(AM) in Los Angeles as a separately programmed radio station on January 1, 2001.

        Net revenues increased by $3.2 million or 1.3% to $240.8 million for the year ended December 31, 2001 from $237.6 million for the same period in 2000. Net revenues increased for the year ended December 31, 2001, compared to the same period in 2000 primarily because of (a) revenue growth of same stations, and (b) revenues from start-up stations acquired or reformatted in 2000 and 2001. For the year ended December 31, 2001, same station net revenues increased 1.4% over the same period of 2000 to $226.1 million. The Company's same station revenue performance compares favorably to an overall decline in radio revenues experienced by all radio stations operating in the Company's thirteen markets. The Company's FM same stations posted a net revenues increase of 3.4% for the year ended December 31, 2001, compared to the same period of 2000. The Company's AM same stations posted a net revenues decrease of 9.7% for the year ended December 31, 2001, compared to the same period of 2000. The decrease in AM station performance was due in part to a decision to reformat some of its news/talk stations during the first half of 2001.

        Operating expenses increased by $9.7 million or 14.8% to $75.4 million for the year ended December 31, 2001 from $65.7 million for the same period in 2000. Operating expenses increased for the year ended December 31, 2001, compared to the same period in 2000 primarily because of (a) promotion expenses to address direct competition in the key markets of Los Angeles, Chicago and Miami, (b) rent associated with the expansion of the Company's studio facilities in Los Angeles, San Francisco, Miami and New York, (c) trade expenses due to additional promotion campaigns for Los Angeles and Miami, and (d) an impairment loss on an investment. As a percentage of net revenues, operating expenses increased to 31.3% from 27.7% for the years ended December 31, 2001 and 2000, respectively.

        Wages, salaries and benefits increased by $6.4 million or 9.1% to $76.4 million for the year ended December 31, 2001 from $70.0 million for the same period in 2000. Wages, salaries and benefits increased for the year ended December 31, 2001, compared to the same period in 2000 primarily because of (a) additional personnel associated with start-up stations, (b) personnel costs associated with the programming changes in New York and Miami, (c) additional costs incurred to hire experienced sales personnel in Los Angeles and Houston, and (d) higher staffing costs in the corporate office. As a percentage of net revenues, wages, salaries and benefits increased to 31.7% from 29.5% for the years ended December 31, 2001 and 2000, respectively.

        The provision for bad debts increased by $0.5 million or 13.2% to $4.3 million for the year ended December 31, 2001 from $3.8 million for the same period in 2000. The provision for bad debts increased for the year ended December 31, 2001, compared to the same period in 2000 primarily because of the estimated uncollectability of certain notes receivable. As a percentage of net revenues, the provision increased to 1.8% from 1.6% for the years ended December 31, 2001 and 2000, respectively.

        Corporate expenses decreased by $0.2 million or 5.1% to $3.7 million for the year ended December 31, 2001, from $3.9 million for the same period in 2000. The decrease was primarily due to lower legal and professional fees in 2001. As a percentage of net revenues, corporate expenses decreased to 1.5% from 1.6% for the years ended December 31, 2001 and 2000, respectively.

        EBITDA for the year ended December 31, 2001 decreased $13.2 million or 14.0% to $81.0 million compared to $94.2 million for the same period in 2000. As a percentage of net revenues, EBITDA decreased to 33.6% from 39.6% for the years ended December 31, 2001 and 2000, respectively.

        Depreciation and amortization for the year ended December 31, 2001 increased $2.1 million to $36.4 million, compared to $34.3 million for the same period in 2000. The increase is due to the acquisitions of KOVE(FM) in Houston and KOMR(FM), KMRR(FM), KKMR(FM) and KHOV(FM) in Phoenix, and capital expenditures.

        Interest income, net decreased to $3.4 million from $7.1 million for the year ended December 31, 2001 and 2000, respectively. The decrease for the year ended December 31, 2001, compared to the same period in 2000 was due to cash and cash equivalents being higher in 2000 than in 2001 and lower interest rates in 2001.

        Other, net increased to $2.9 million for the year ended December 31, 2001, from $1.6 million in the same period in 2000. The increase was due to gains on the sales of securities and the final award received by the Company related to an arbitration proceeding. Other, net is identified as revenues and expense incurred outside the normal course of business.

        Federal and state income taxes are being provided at an effective rate of 39.2% and 39.5% for the years ended December 31, 2001 and 2000, respectively. The decrease in the effective rate is due to a lower effective state tax rate.

        For the year ended December 31, 2001, the Company's net income totaled $31.0 million ($0.28 per common share) compared to $41.5 million ($0.38 per common share) in the same period in 2000.

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

        Operating expenses increased by $14.6 million or 28.6% to $65.7 million for the year ended December 31, 2000 from $51.1 million for the same period in 1999. Operating expenses increased primarily due to (a) an increase in operating expenses of same stations, (b) increases in operating expenses of start-up stations, and (c) costs associated with the development, launch and operation of the Company's radio station Internet websites and local portals. We increased the promotion of our radio stations to improve the ratings and invested in programming research and our non-traditional revenue initiative. Non-traditional revenues are revenues from the implementation of new business development techniques. As a percentage of net revenues, operating expenses increased to 27.7% from 25.8% for the years ended December 31, 2000 and 1999, respectively.

        Wages, salaries and benefits increased by $12.6 million or 22.0% to $70.0 million for the year ended December 31, 2000 from $57.4 million for the same period in 1999. Wages, salaries and benefits increased for the year ended December 31, 2000, compared to the same period in 1999 primarily because of (a) increased personnel costs associated with start-up stations, (b) an additional investment in on-air talent, (c) additional sales and marketing personnel including such costs associated with our non-traditional revenue initiative, and (d) higher staffing costs of the corporate office. As a percentage of net revenues, wages, salaries and benefits increased to 29.5% from 29.0% for the years ended December 31, 2000 and 1999, respectively.

        The provision for bad debts increased by $1.9 million or 100.0% to $3.8 million for the year ended December 31, 2000 from $1.9 million for the same period in 1999. The provision for bad debts increased for the year ended December 31, 2000, compared to the same period in 1999 primarily due to our estimate that a certain agency account is uncollectable. As a percentage of net revenues, the provision increased to 1.6% from 1.0% for the years ended December 31, 2000 and 1999, respectively.

        Corporate expenses increased by $1.1 million or 39.3% to $3.9 million for the year ended December 31, 2000 from $2.8 million for the same period in 1999. The increase was primarily due to the costs of approximately $0.6 million associated with the move from the Nasdaq National Market to the New York Stock Exchange and the costs associated with the Company's unsuccessful efforts to acquire three radio stations from Clear Channel. As a percentage of net revenues, corporate expenses increased to 1.6% from 1.4% for the years ended December 31, 2000 and 1999, respectively.

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

        Interest income, net increased to $7.1 million from $1.8 million for the years ended December 31, 2000 and 1999, respectively. The increase for the year ended December 31, 2000 compared to the same period in 1999 was due to cash and cash equivalents being much higher in 2000 than in 1999 due to the unspent proceeds of the November 1999 secondary public stock offering being invested for the entire year.

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

        For the year ended December 31, 2000, the Company's net income totaled $41.5 million ($0.38 per common share), compared to $34.2 million ($0.33 per common share—diluted) in the same period in 1999.

Liquidity and Capital Resources

        Net cash provided by operating activities for the year ended December 31, 2001 was $79.9 million as compared to $70.8 million for the same period in 2000. The $9.1 million increase from 2000 to 2001 is due to (a) the estimated federal and state income tax payments for the year ended December 31,

2001 are less than the comparative period in 2000 due to lower federal and state income tax liabilities, and (b) a greater amount of accounts receivable collections in 2001. Net cash used in investing activities was $130.0 and $172.5 million for the years ended December 31, 2001 and 2000, respectively. The $42.5 million decrease from 2000 to 2001 is primarily due to deferred charges and other assets increasing in 2000 due to expenditures for signal upgrades in process for radio stations KPTY(FM) in Houston and KDXX(FM) and KDXT(FM) in Dallas. The remaining decrease is due to the acquisition of KRCD(FM), KRCV(FM), KCOR(FM) and KBBT(FM) in 2000 having a higher aggregate purchase price than KOVE(FM), KOMR(FM), KMRR(FM), KKMR(FM) and KHOV(FM) purchased in 2001. Net cash used in financing activities was $6.0 million and net cash provided by financing activities was $2.2 million for the years ended December 31, 2001 and 2000, respectively. The $8.2 million decrease from 2000 to 2001 is primarily due to the purchase of treasury stock in 2001.

        Generally, capital expenditures are made with available cash. Capital expenditures totaled $14.3 million for the year ended December 31, 2001. Approximately $10.0 million of the capital expenditures incurred during the year ended December 31, 2001 related to radio signal upgrade projects affecting five different radio stations in Houston and Dallas and the build-out of studio and office space in Los Angeles, San Francisco, New York, Miami, Phoenix and San Antonio compared to $6.6 million incurred in the same period in 2000 for radio signal upgrade projects in Houston and Dallas and the build-out of studios in Miami, Los Angeles, Phoenix and Dallas.

        Available cash plus cash flow provided by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund capital expenditures. Management believes the Company will have sufficient cash and cash provided by operations to finance its operations, satisfy its debt service requirements, and to fund capital expenditures. Management regularly reviews potential acquisitions. Future acquisitions will be financed primarily through available cash, proceeds from borrowings under the Credit Facility, proceeds from securities or debt offerings, and/or from cash provided by operations.

Stockholders' Equity

        In 2001, the Company purchased 685,500 shares of its Class A Common Stock at a weighted average price per share of $14.75.

Long-Term Debt

        The scheduled maturities of long-term obligations, future minimum rental payments under noncancellable operating leases and radio station acquisition commitments as of December 31, 2001 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term obligations	$1,424	$6	$14	$17	$1,387
Operating leases	74,252	8,134	15,434	13,597	37,087
Radio station acquisitions	79,025	79,025	—	—	—

Total contractual cash obligations	$154,701	$87,165	$15,448	$13,614	$38,474

        For the years ended December 31, 2001 and 2000, no amounts were borrowed on the Credit Facility. As of December 31, 2001, the Company had $225.0 million of credit available. Borrowings under the Credit Facility bear interest at a rate based on LIBOR plus an applicable margin as determined by the Company's leverage ratio. The Credit Facility is secured by the stock of the Company's subsidiaries. Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending December 31, 2004. Our ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility.

Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized and to be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. Intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001 will not be amortized and will be evaluated for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. Management believes the adoption of SFAS No. 142 will materially reduce amortization expense and increase operating income, net income and net income per common share.

        Upon adoption of SFAS No. 142, we will be required to reassess the useful lives of all intangible assets acquired on or before June 30, 2001, and make any necessary remianing amortization period adjustments by the end of the first interim period after adoption of SFAS No. 142. In addition, to the extent that an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period after adoption of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period after adoption.

        In connection with the transitional cost in excess of fair value of net assets acquired impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there is an indication that cost in excess of fair value of net assets acquired is impaired as of the date of the adoption of SFAS No. 142. To accomplish this, we must identify the reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing cost in excess of fair value of net assets acquired and other intangible assets, to those reporting units as of the date of adoption of SFAS No. 142. The Company defines its reporting unit to be an individual radio market. To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's cost in excess of fair value of net assets acquired may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's cost in excess of fair value of net assets acquired, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption of SFAS No. 142. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of income and comprehensive income.

        Amortization expense related to broadcast licenses, cost in excess of fair value of net assets acquired and certain other intangible assets was $25.4 million for the year ended December 31, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these standards on our financial statements at this time, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144

retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The statement also removes goodwill from its scope and covers the accounting for the disposal of long-lived assets. The Company is required to adopt the provisions of SFAS No. 144 effective January 1, 2002. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

Critical Accounting Policies

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below.

  Impairment of Long-Lived Assets

        The Company records impairment losses when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flow estimated to be generated by those assets is less than the carrying amount of those assets. When specific assets are determined to be impaired, the cost basis of the assets is reduced to reflect their current fair market value.

        We performed a recoverability assessment of all of our long-lived assets using an undiscounted cash flow model as of December 31, 2001. Based on our assumptions, all long-lived assets were determined to be recoverable.

  Revenue Recognition

        Revenue is derived primarily from the sale of advertising time to local and national advertisers. Revenue is recognized as commercials are broadcast. Revenues from barter transactions are recognized as income when commercials are broadcast. Barter transactions are recorded at the estimated fair value of the goods or services received.

  Allowance For Doubtful Accounts

        The allowance for doubtful accounts is estimated using a combination of the aging of the accounts receivable balances and knowledge related to the ability of the Company to collect specific accounts. Older accounts receivable are seen to be less likely to be collected and require a greater allowance. Specific accounts which are estimated to not be collected increase the allowance.

        For additional information on our significant accounting policies, see Note 1 to our accompanying consolidated financial statements.

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

	Year Ended December 31,
	2001	2000	1999	1998	1997
Earnings to Fixed Charges	16.7	28.6	20.0	14.6	7.5
Earnings to Combined Fixed Charges and Preferred Stock Dividends	16.7	28.6	20.0	14.6	7.5

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Hispanic Broadcasting Corporation:

        We have audited the accompanying consolidated balance sheets of Hispanic Broadcasting Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included at Item 14(a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hispanic Broadcasting Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, Hispanic Broadcasting Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

                      KPMG LLP

Dallas, Texas
February 8, 2002, except for Note 2 which is as of April 1, 2002

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share information)

ASSETS

	December 31,
	2001	2000
Current assets:
Cash and cash equivalents	$59,587	$115,689
Accounts receivable, net of allowance of $3,458 in 2001 and $3,181 in 2000	50,241	49,428
Prepaid expenses and other current assets	748	886

Total current assets	110,576	166,003

Property and equipment, at cost:
Land and improvements	10,790	9,648
Buildings and improvements	17,622	10,481
Broadcast and other equipment	49,794	42,932
Furniture and fixtures	16,642	12,901

	94,848	75,962
Less accumulated depreciation and amortization	40,420	30,844

	54,428	45,118

Intangible assets:
Broadcast licenses	1,018,237	908,640
Cost in excess of fair value of net assets acquired	97,625	99,711
Other intangible assets	17,664	17,256

	1,133,526	1,025,607
Less accumulated amortization	110,126	83,454

	1,023,400	942,153

Restricted cash	3,151	—

Deferred charges and other assets	50,188	51,374

Total assets	$1,241,743	$1,204,648

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,700	$3,198
Accrued expenses	15,968	15,330
Income taxes payable	3,349	1,738
Current portion of long-term obligations	6	23

Total current liabilities	24,023	20,289

Long-term obligations, less current portion	1,418	1,404

Deferred income taxes	119,486	111,952

Commitments and contingencies
Stockholders' equity:
Preferred Stock, cumulative, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Class A Common Stock, $.001 par value; authorized 175,000,000 shares in 2001 and 2000; issued 80,923,786 shares and outstanding 80,238,286 shares in 2001 and issued and outstanding 80,645,351 shares in 2000	81	81
Class B Common Stock, convertible, $.001 par value; authorized 50,000,000 shares; issued and outstanding 28,312,940 shares	28	28
Additional paid-in capital	1,042,907	1,037,955
Retained earnings	63,908	32,939
Treasury stock, at cost, 685,500 shares at December 31, 2001	(10,108)	—

Total stockholders' equity	1,096,816	1,071,003

Total liabilities and stockholders' equity	$1,241,743	$1,204,648

See accompanying notes to consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands except per share data)

	Year Ended December 31,
	2001	2000	1999
Revenues	$274,314	$270,339	$225,301
Agency commissions	33,539	32,785	27,381

Net revenues	240,775	237,554	197,920
Operating expenses	75,399	65,741	51,154
Wages, salaries and benefits	76,363	69,985	57,389
Provision for bad debt	4,289	3,757	1,869
Depreciation and amortization	36,415	34,264	28,492
Corporate expenses	3,718	3,879	2,858

Operating income	44,591	59,928	56,158

Other income (expense):
Interest income	3,852	7,897	3,438
Interest expense	(403)	(819)	(1,607)
Other, net	2,871	1,585	—

	6,320	8,663	1,831

Income before income tax	50,911	68,591	57,989
Income tax	19,942	27,060	23,813

Net income	$30,969	$41,531	$34,176

Net income per common share:
Basic	$0.28	$0.38	$0.34
Diluted	$0.28	$0.38	$0.33
Weighted average common shares outstanding:
Basic	108,872	108,858	101,566
Diluted	109,617	110,388	102,927
Comprehensive income:
Net income	$30,969	$41,531	$34,176
Other comprehensive income, net of tax:
Unrealized gain on marketable equity securities (net of tax of $268)	418	—	—
Reclassification adjustment for gains included in net income (net of tax of $268)	(418)	—	—

Comprehensive income	$30,969	$41,531	$34,176

See accompanying notes to consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands except share information)

		Common Stock			Retained earnings (accumulated deficit)		Accummulated other comprehensive income
	Preferred Stock			Additional paid-in capital		Treasury stock
		Class A	Class B					Total
Balance at December 31, 1998	$—	$35	$14	$665,340	$(42,768)	$—	$—	$622,621
Net proceeds from issuance of 10,145,596 shares of Class A Common Stock	—	5	—	369,451	—	—	—	369,456
Net income	—	—	—	—	34,176	—	—	34,176

Balance at December 31, 1999	—	40	14	1,034,791	(8,592)	—	—	1,026,253
Net proceeds from issuance of 149,111 shares of Class A Common Stock	—	—	—	2,324	—	—	—	2,324
Two-for-one stock split	—	41	14	(55)	—	—	—	—
Tax benefit of stock options exercised	—	—	—	653	—	—	—	653
Options issued to non employees for services	—	—	—	242	—	—	—	242
Net income	—	—	—	—	41,531	—	—	41,531

Balance at December 31, 2000	—	81	28	1,037,955	32,939	—	—	1,071,003
Proceeds from issuance of 278,435 shares of Class A Common Stock	—	—	—	4,094	—	—	—	4,094
Purchase of 685,500 shares of Class A Common Stock	—	—	—	—	—	(10,108)	—	(10,108)
Tax benefit of stock options exercised	—	—	—	729	—	—	—	729
Options issued to non employees for services	—	—	—	129	—	—	—	129
Net income	—	—	—	—	30,969	—	—	30,969
Other comprehensive income:
Unrealized gain on marketable equity securities (net of tax of $268)	—	—	—	—	—	—	418	418
Reclassification adjustment for gains included in net income (net of tax of $268)	—	—	—	—	—	—	(418)	(418)
Total comprehensive income	—	—	—	—	—	—	—	30,969

Balance at December 31, 2001	$—	$81	$28	$1,042,907	$63,908	$(10,108)	$—	$1,096,816

See accompanying notes to consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$30,969	$41,531	$34,176
Adjustments to reconcile net income to net cash rovided by operating activities:
Provision for bad debts	4,289	3,757	1,869
Depreciation and amortization	36,415	34,264	28,492
Amortization of debt facility fee included in interest expense	156	162	156
Deferred income taxes	9,620	7,960	8,006
Changes in operating assets and liabilities:
Accounts receivable, net	(5,315)	(12,533)	(8,338)
Prepaid expenses and other current assets	163	(61)	(377)
Accounts payable	1,502	1,988	(775)
Accrued expenses	637	(2,698)	(4,173)
Income taxes payable	2,340	(4,369)	2,601
Other, net	(898)	842	4

Net cash provided by operating activities	79,878	70,843	61,641

Cash flows from investing activities:
Acquisitions of radio stations	(114,129)	(120,152)	(208,921)
Cash deposited in restricted cash account related to the San Jose Acquisition and the Fresno Acquisition	(3,151)	—	—
Property and equipment acquisitions	(14,344)	(11,007)	(11,578)
Dispositions of property and equipment	35	111	951
Additions to intangible assets	(143)	(653)	(144)
Increase in deferred charges and other assets	(6,842)	(40,813)	(6,441)
Proceeds from the sale of securities included in deferred charges and other assets	8,611	—	—

Net cash used in investing activities	(129,963)	(172,514)	(226,133)

Cash flows from financing activities:
Borrowings on long-term obligations	—	—	71,000
Payments on long-term obligations	(3)	(120)	(71,121)
Proceeds from stock issuances	4,094	2,344	369,456
Purchase of treasury stock	(10,108)	—	—

Net cash provided by (used in) financing activities	(6,017)	2,224	369,335

Net increase (decrease) in cash and cash equivalents	(56,102)	(99,447)	204,843
Cash and cash equivalents at beginning of year	115,689	215,136	10,293

Cash and cash equivalents at end of year	$59,587	$115,689	$215,136

See accompanying notes to consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

  Organization

        Hispanic Broadcasting Corporation (the "Company"), through its subsidiaries, owns and operates 52 Spanish-language and other Hispanic-targeted radio stations serving 13 markets throughout the United States (Los Angeles, New York City, Miami, San Francisco/San Jose, Chicago, Houston, San Antonio, Dallas/Fort Worth, McAllen/Brownsville/Harlingen, San Diego, Phoenix, El Paso and Las Vegas). The Company also owns and operates HBC Radio Network, which is one of the largest Spanish-language radio broadcast networks in the United States in terms of audience delivery and HBCi which operates the Company's radio station Internet websites.

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

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results could differ from those estimates.

  Cash Equivalents

        Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

  Restricted Cash

        Restricted cash is cash held in escrow accounts for pending acquisitions which is legally restricted.

  Investments

        The Company uses the equity method to account for investments when it does not have a controlling interest but has the ability to exercise significant influence over the operating and/or financial decisions of the investee. Investments where the Company does not exert significant influence are accounted for using the cost method. Investments at December 31, 2001 and 2000 (included in deferred charges and other assets) consist of interests in entities which are involved in radio broadcasting and the ownership of transmission towers. No amount was recorded in equity in earnings in 2001.

  Property and Equipment

        Property and equipment are recorded at cost. Expenditures for significant renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. Gains or losses from disposition of property and equipment are recognized in the statement of income and comprehensive income.

        Depreciation is provided in amounts sufficient to relate the asset cost to operations over the estimated useful lives on a straight-line basis. Leasehold improvements are amortized over the remaining life of the lease or the estimated service life of the asset, whichever is shorter. The estimated useful lives are as follows:

Land improvements	15 years
Buildings and improvements	3 - 40 years
Broadcast and other equipment	2 - 30 years
Furniture and fixtures	2 - 10 years

  Intangible Assets

        Intangible assets are recorded at cost. Amortization of intangible assets is provided in amounts sufficient to charge the asset cost to operations over the estimated useful lives on a straight-line basis. Only intangible assets acquired prior to July 1, 2001 are subject to amortization. The estimated useful lives are as follows:

Broadcast licenses	40 years
Cost in excess of fair value of net assets acquired	principally 40 years
Other intangible assets	3 - 40 years

        The Company evaluates periodically the propriety of the carrying amount of intangible assets, including cost in excess of fair value of net assets acquired, as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted income before depreciation, amortization, and interest for each of the Company's radio stations over the remaining estimated useful life of the broadcast licenses. If such projections indicate that undiscounted cash flows are not expected to be adequate to recover the carrying amounts of the related intangible assets, a loss is recognized to the extent the carrying amount of the asset exceeds its fair value. The Company believes that no impairment of cost in excess of fair value of net assets acquired and other intangible assets has occurred and that no reduction of the estimated useful lives is currently warranted.

  Revenue Recognition

        Revenue is derived primarily from the sale of advertising time to local and national advertisers. Revenue is recognized as commercials are broadcast.

  Advertising Costs

        The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are charged to expense in the year incurred and totaled approximately $9.5, $5.7 and $4.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

  Derivative Financial Instruments

        The Company has not invested in derivative financial instruments and there were no outstanding swap agreements or other derivative financial instruments at December 31, 2001 or 2000.

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

  Stock Based Compensation

        The Company accounts for stock options issued to employees and directors using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25), issued March 2000, to account for its fixed plan stock options.

        Under APB 25, the Company does not recognize compensation expense related to employee stock options since options are not granted at a price below the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has disclosed pro forma net income and net income per share using the fair-value method in calculating compensation expense. Also, in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company includes in operating expenses in the statement of income and comprehensive income, the cost of stock options (calculated using the fair-value method) issued to persons who are not employees or directors.

  Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains on equity securities classified as available-for-sale and included as a component of stockholders' equity.

  New Accounting Prounouncments

        In 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized and that such assets be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company adopted the provisions of SFAS No. 141 on July 1, 2001. SFAS No. 142 was adopted by the Company on July 1, 2001 for goodwill and intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized.

  Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Acquisitions

  2001 Acquisitions

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

        The fair value of the assets acquired in the Houston Acquisition as of July 20, 2001 is as follows (in thousands):

Property and equipment	$2,028
Broadcast licenses	77,863
Other intangible assets	173

$80,064

        On September 4, 2001, the Company entered into an asset purchase agreement to acquire for $34.0 million the assets of KOMR(FM) (formerly KEDJ(FM)), KMRR(FM), KKMR(FM) (formerly KOMR(FM)) and KHOV(FM) (formerly KSSL(FM)), serving the Phoenix market (the "Phoenix Acquisition"). The Phoenix Acquisition closed on October 31, 2001. The asset acquisition was funded with available cash. KOMR(FM), KMRR(FM) and KKMR(FM) are programmed with one new Hispanic-targeted format and KHOV(FM) will be simulcast with the Company's existing Phoenix station KHOT(FM).

        The fair value of the assets acquired in the Phoenix Acquisition as of October 31, 2001 is as follows (in thousands):

Prepaid expenses and other current assets	$24
Property and equipment	2,052
Broadcast licenses	31,707
Other intangible assets	282

$34,065

        The intangible assets acquired in the Houston Acquisition and the Phoenix Acquisition are not subject to amortization.

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

        On May 31, 2000, the Company entered into an asset purchase agreement to acquire for $45.0 million the assets of KCOR(FM) and KBBT(FM), serving the San Antonio market. The KCOR(FM) and KBBT(FM) acquisitions closed on September 15, 2000 and September 29, 2000, respectively. The asset acquisitions were funded with a portion of the proceeds from the November 1999 Offering. The stations' programming was converted to separate Hispanic-targeted formats.

  1999 Acquisitions

        On January 27, 1999, the Company entered into an asset purchase agreement to acquire for $18.3 million the assets of KHOT(FM), serving the Phoenix market. The KHOT(FM) acquisition closed on April 5, 1999. The asset acquisition was funded with available cash. Immediately after closing, the station's programming was converted to a Spanish-language format.

        On March 1, 1999, the Company entered into an asset purchase agreement to acquire for $20.3 million the assets of KISF(FM), serving the Las Vegas market (the "Las Vegas Acquisition"). The Las Vegas Acquisition closed on April 30, 1999. The asset acquisition was funded with a $20.0 million borrowing from the Company's $225.0 million revolving credit facility (the "Credit Facility") and $0.3 million of available cash. Immediately after closing, the station's programming was converted to a Spanish-language format.

        On January 2, 1997, the Company acquired an option to purchase all of the assets used in connection with the operation of KSCA(FM), a radio station serving the Los Angeles market (the "KSCA Option"). In connection with the acquisition of the KSCA Option, the Company began providing Spanish-language programming to KSCA(FM) under a time brokerage agreement on February 5, 1997. The Company exercised the KSCA Option and on September 17, 1999, the Company acquired the assets of KSCA(FM) for $118.1 million. The Company had previously paid $13.0 million to acquire and renew the option to purchase the assets of KSCA(FM) and such payments were subtracted from the purchase price at closing. To fund the acquisition, the Company borrowed $38.0 million from the Credit Facility and used $67.1 million of available cash. The cash was generated from operating activities and proceeds of the June 1999 secondary public stock offering (the "June 1999 Offering").

        On July 6, 1999, the Company entered into an agreement to acquire from a nonaffiliated trust for $65.0 million, the FCC licenses and transmission equipment of a radio station broadcasting at 94.1 MHz (KLNO(FM)), serving the Dallas/Fort Worth market (the "Dallas Acquisition"). The Dallas Acquisition closed on September 24, 1999. To fund the acquisition, the Company borrowed $8.0 million from the Credit Facility and used $57.0 million of available cash. The cash was generated from operating activities and proceeds of the June 1999 Offering.

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

        All of the acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include the operations of the acquired businesses from the respective dates of acquisition.

  Pending Transactions

        On August 10, 2001, the Company entered into an asset purchase agreement to acquire for $16.0 million the assets of KQMR(FM) (formerly KPXC(FM)), serving the Las Vegas market. On March 22, 2002, the Company closed on the asset purchase of KQMR(FM). The Company used its available cash to fund this acquisition.

        On October 10, 2001, the Company entered into an asset purchase agreement to acquire for $5.0 million the assets of KAJZ(FM), serving the Fresno market (the "Fresno Acquisition"). The Company has $0.3 million cash held in escrow which is included in restricted cash. On March 29, 2002, the Company closed on the Fresno Acquisition. The Company used its available cash to fund this acquisition.

        On December 17, 2001, the Company entered into an asset purchase agreement to acquire for $58.0 million the assets of KARA(FM), serving the San Jose and San Francisco markets (the "San Jose Acquisition"). The Company has $2.9 million cash held in escrow which is included in restricted cash. On April 1, 2002, the Company closed on the San Jose Acquisition. The Company used its available cash to fund this acquisition along with $15.0 million borrowed from the Credit Facility on April 1, 2002.

        The Company's contract for the acquisition of KPTY(FM) in Houston (formerly KOVA(FM)) (the station is currently owned by the Company) provided for an increase in the purchase price in the event that the Federal Communications Commission ("FCC") authorized certain station improvements. In November 2000, the FCC authorized the station improvements. Radio stations KDXX(FM) (formerly KDOS(FM)) and KDXT(FM) in Dallas are also undergoing certain station improvements. As of December 31, 2001, the Company has paid $36.9 million of upgrade costs and additional purchase price (included in deferred charges and other assets) related to these radio stations and none of them were broadcasting with an upgraded signal.

        The radio signal upgrade projects for KPTY(FM) in Houston and KDXX(FM) in Dallas were completed and the stations were broadcasting with their upgraded signals in February 2002. The upgrade costs and additional purchase price of $34.8 million incurred by the Company and included in deferred charges and other assets was reclassified to broadcast licenses in February 2002 and will not be subject to amortization.

        Unaudited pro forma results of operations for the years ended December 31, 2001 and 2000, calculated as though the Houston Acquisition, the Phoenix Acquisition, the KQMR(FM) acquisition,

the Fresno Acquisition and the San Jose Acquisition had occurred at the beginning of each period, is as follows (in thousands, except per share data):

	Pro forma Year Ended December 31,
	2001	2000
Net revenues	$247,998	$249,596
Operating income	43,958	58,644
Net income	28,506	36,732
Net income per common share:
Basic	0.26	0.34
Diluted	0.26	0.33

        The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions actually been made at such dates, nor is it indicative of future operating results.

  Uncompleted Transactions

        On April 14, 1999, the Company entered into an agreement with Z-Spanish Media Corporation ("Z"), to exchange the assets of KRTX(FM), a radio station serving the Houston market, for the assets of KLNZ(FM), a radio station owned by Z serving the Phoenix market. Although the asset exchange received all necessary governmental consents, the transaction did not close. The Company instituted arbitration proceedings. In December 2000, the arbitrators awarded the Company an interim amount of $2.0 million which was received in January 2001 and a final award of $0.4 million received in March 2001. The Company had incurred costs related to this transaction and $0.4 and $1.5 million of awards net of costs was included in other income, net for the years ended December 31, 2001 and 2000, respectively.

3. Investments

        The Company recognized an impairment loss of $0.8 million in 2001 associated with an investment. The fair market value of the investment was determined to be zero based on a review of current financial information. The loss is included in operating expenses for the year ended December 31, 2001.

        In 2001, the Company sold marketable equity securities. Included in other income, net for the year ended December 31, 2001 is a realized gain of $2.5 million from the sale of these securities.

4. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31,
	2001	2000
Wages, salaries and benefits payable	$4,193	$3,453
Commissions payable	5,411	5,283
Advertising payable	1,343	233
Other accrued expenses	5,021	6,361

	$15,968	$15,330

5. Long-Term Obligations

        The following is a summary of long-term obligations outstanding as of December 31, 2001 and 2000 (in thousands):

	2001	2000
Revolving credit facility payable to banks; aggregate commitment of $225.0 million; interest rate based on LIBOR plus an applicable margin as determined by the Company's leverage ratio; no balance was outstanding during 2001; payable through December 2004; secured by 100% of the common stock of the Company's wholly-owned subsidiaries; the Company is required to comply with certain financial and nonfinancial covenants	$—	$—
Various loans net of imputed interest of 8.1%, payable in monthly installments through 2001	—	18
Prize awards net of imputed interest (10% to 12%), payable in varying annual installments through 2044	1,424	1,409

	1,424	1,427
Less current portion	6	23

	$1,418	$1,404

        The Company's ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. As of December 31, 2001, the Company had $225.0 million of credit available. The Credit Facility commitment began reducing on September 30, 1999 and continues quarterly through December 31, 2004.

        Maturities of long-term obligations for the five years subsequent to December 31, 2001 are as follows (in thousands):

Year	Amount
2002	$6
2003	7
2004	7
2005	8
2006	9
Thereafter	1,387

        Interest paid for the years ended December 31, 2001, 2000 and 1999 amounted to $0.9, $0.7 and $1.7 million, respectively.

6. Commitments and Contingencies

        The Company leases office space and other property under noncancellable operating leases. Terms of the leases vary from two to thirty years. Certain leases have contingent rent clauses whereby rent is increased based on a change in the Consumer Price Index. Various leases have renewal options of five to ten years. Future minimum rental payments under noncancellable operating leases in effect at December 31, 2001 are summarized as follows (in thousands):

Year	Amount
2002	$8,134
2003	7,785
2004	7,649
2005	7,120
2006	6,477
Thereafter	37,087

        Rent expense for the years ended December 31, 2001, 2000 and 1999 was $8.5, $5.0 and $4.3 million, respectively.

        The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

7. Stockholders' Equity

  Common Stock

        In 2001, the Company purchased 685,500 shares of its Class A Common Stock at a weighted average price per share of $14.75.

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

8. Operating Expenses

        Operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
Rent	$8,241	$4,741	$4,110
General promotion	10,680	7,374	5,110
Music fees and licenses	7,046	6,554	5,529
Special events	8,376	8,866	6,505
Representative commissions	6,445	6,797	5,096
Other operating expenses	34,611	31,409	24,804

	$75,399	$65,741	$51,154

9. Corporate Expenses

        Corporate expenses consist of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
Travel costs	$420	$462	$361
Outside consulting	503	367	414
Telecommunication costs	398	292	265
Legal and professional fees	777	1,012	1,036
Other corporate expenses	1,620	1,746	782

	$3,718	$3,879	$2,858

10. Income Taxes

        The provision for income tax consists of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$9,117	$15,552	$12,618
State	1,205	3,548	3,189

Total current tax	10,322	19,100	15,807

Deferred:
Federal	8,102	6,640	7,146
State	1,518	1,320	860

Total deferred tax	9,620	7,960	8,006

Total income tax	$19,942	$27,060	$23,813

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000
Deferred tax assets:
Net operating losses	$922	$922
Other intangible assets	1,871	1,873
Long-term obligations—prize awards	556	547
Allowance for doubtful accounts receivable	1,347	1,260
Other	749	309

Total deferred tax assets	5,445	4,911

Deferred tax liabilities:
Broadcast licenses	115,053	107,535
Property and equipment	2,492	1,977
Other	7,386	7,351

Total deferred tax liabilities	124,931	116,863

Net deferred tax liabilities	$119,486	$111,952

        The reconciliation of income tax expense computed at the federal statutory tax rate to the Company's actual income tax expense is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Federal income tax at statutory rate	$17,819	$24,007	$20,296
State income taxes, net of federal benefit	1,770	3,163	2,632
Nondeductible and non-taxable items, net	353	(110)	885

	$19,942	$27,060	$23,813

        As of December 31, 2001, the Company had tax net operating loss carryforwards for state tax purposes of approximately $15.0 million which expire in years 2005 through 2021 if not used.

        Income taxes paid for the years ended December 31, 2001, 2000 and 1999 amounted to $8.0, $22.9 and $13.3 million, respectively.

11. Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net income	$30,969	$41,531	$34,176

Denominator:
Denominator for basic earnings per share	108,872	108,858	101,566
Effect of dilutive securities:
Stock options	733	1,514	1,347
Employee Stock Purchase Plan	12	16	14

Denominator for diluted earnings per share	109,617	110,388	102,927

        Stock options which were excluded from the computation of diluted earnings per share due to their antidilutive effect amounted to 1.7 and 0.6 million shares for the years ended December 31, 2001 and 2000 and zero shares for the year ended December 31, 1999.

12. Retirement Plan

        The Company has a defined contribution retirement savings plan (the "Plan"). The Plan covers all employees who have reached the age of 18 years and have been employed by the Company for at least one year. The Company matches participants' contributions to the Plan in an amount not to exceed $1,500. The Company, at the sole discretion of the Board of Directors, may make additional supplemental contributions to the Plan. The Company's expenses related to the Plan for the years ended December 31, 2001, 2000 and 1999 amounted to $0.6, $0.6 and $0.3 million, respectively.

13. Stock Options

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

        The stockholders of the Company also approved an Employee Stock Purchase Plan in May 1997. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During 2001, 2000 and 1999, employees purchased 55,980, 37,768 and 43,016 common shares at average prices of $23.35, $29.64 and $19.25, respectively.

        The Company granted 844,000, 2,169,400 and 975,500 stock options in 2001, 2000 and 1999, respectively, to various employees of the Company under its Long-Term Incentive Plan. The exercise prices of options outstanding at December 31, 2001 ranged from $8.22 to $50.57 per share, the market prices at dates of grant.

        The following is a summary of stock options outstanding and exercisable for the years ended December 31, 1999, 2000 and 2001 (in thousands, except per share data):

	Number Of Shares	Weighted Average Exercise Price Per Share
Stock Options Outstanding:
Options outstanding at December 31, 1998	2,082	14.08
Granted	974	24.21
Forfeited	(104)	17.28

Options outstanding at December 31, 1999	2,952	17.31
Granted	2,169	27.23
Forfeited	(221)	25.26
Exercised	(118)	11.75

Options outstanding at December 31, 2000	4,782	21.58
Granted	844	21.39
Forfeited	(390)	23.78
Exercised	(222)	12.50

Options outstanding at December 31, 2001	5,014	21.72

Exercisable Stock Options:
Options exercisable at December 31, 1998	50	13.07
Vested	19	18.21

Options exercisable at December 31, 1999	69	14.49
Vested	623	14.09
Exercised	(118)	11.75

Options exercisable at December 31, 2000	574	14.62
Vested	1,082	20.16
Exercised	(222)	12.50

Options exercisable at December 31, 2001	1,434	18.15

        Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The weighted average fair value at date of grant for options granted in the years ended December 31, 2001, 2000 and 1999 was $12.62, $16.46 and $13.32 per share, respectively. The fair value of these options was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999
Risk-free interest rate	4.57%	5.96%	6.11%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	59.42%	57.82%	50.39%
Weighted average expected life	6 years	6 years	6 years

        For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options' vesting period. Pro forma results of operations calculated as though the Company had adopted the provisions of SFAS 123 are as follows (in thousands, except per share data):

	Year Ended December 31,
	2001	2000	1999
Net income	$22,083	$33,721	$31,389
Net income per common share:
Basic	0.20	0.31	0.31
Diluted	0.20	0.31	0.30

        The following is a summary of stock options outstanding and exercisable at December 31, 2001:

Range of Exercise Prices Per Share	Shares Under Option (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Stock Options Outstanding:
$8.22 - $11.75	848	$11.70	5.4
12.34 - 18.13	666	17.57	6.7
18.75 - 26.00	2,420	21.03	8.5
27.70 - 41.38	1,072	33.57	8.3
41.84 - 50.57	8	48.38	8.0

	5,014

Exercisable Stock Options:
$8.22 - $11.75	569	$11.67	5.4
12.34 - 18.13	268	17.20	6.7
18.75 - 26.00	394	20.51	8.7
32.25 - 41.38	203	32.96	8.4

	1,434

14. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 2001 and 2000 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2001:
Net revenues	$47,796	$65,896	$65,801	$61,282
Net income	3,618	10,246	8,492	8,613
Net income per common share—basic and diluted	0.03	0.09	0.08	0.08
Comprehensive income	3,618	11,319	7,837	8,195
Year ended December 31, 2000:
Net revenues	$46,539	$64,771	$64,885	$61,359
Net income	5,219	12,054	13,111	11,147
Net income per common share — basic and diluted	0.05	0.11	0.12	0.10
Comprehensive income	5,219	12,054	13,111	11,147

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III.

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

(a)

1.
Financial Statements

  The following financial statements have been filed under Item 8 of this report:

  Independent Auditors' Report

  Consolidated Balance Sheets as of December 31, 2001 and 2000

  Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2001,
  2000 and 1999

  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

  Notes to Consolidated Financial Statements

2.
Financial Statement Schedules

Hispanic Broadcasting Corporation and Subsidiaries
Valuation and Qualifying Accounts
For the years ended December 31, 2001, 2000 and 1999
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to beginning of expense	Charged to other accounts	Accounts written off	Balance at end of period
For the year ended December 31, 2001:
Allowance for Doubtful Accounts	$3,181	$4,289	$52	$4,064	$3,458
For the year ended December 31, 2000:
Allowance for Doubtful Accounts	1,855	3,757	—	2,431	3,181
For the year ended December 31, 1999:
Allowance for Doubtful Accounts	2,301	1,869	283	2,598	1,855

3.
Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company dated February 14, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed March 3, 1997).
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
10.10	Hispanic Broadcasting Corporation Amended and Restated 1997 Employee Stock Purchase Plan (incorporated by reference to the Company's Form S-8 filed on December 31, 1997).
10.11	Asset Purchase Agreement, dated April 24, 2001, by and between KQQK License, Inc., KQQK Inc., HBC License Corporation and HBC Broadcasting Texas, L.P.
10.12	Asset Purchase Agreement, dated September 4, 2001, by and between Big City Radio—Phoenix, L.L.C., Big City Radio, Inc., HBC Phoenix, Inc. and HBC License Corporation.
10.13
Employment, Nonsolicitation and Arbitration Agreement, dated March 1, 2001, by and between HBC Management Company, Inc. and Gary Stone (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 14, 2001).
10.14	Asset Purchase Agreement, dated August 10, 2001, by and between Claire B. Benezra, HBC License Corporation and HBC-Las Vegas, Inc.
10.15	Asset Purchase Agreement, dated October 10, 2001, by and between San Joaquin Radio Company, LLC and Hispanic Broadcasting Corporation.
10.16	Asset Purchase Agreement, dated December 17, 2001, by and between Empire Broadcasting Corporation and Hispanic Broadcasting Corporation.
10.17	Employment, Noncompetition and Arbitration Agreement, dated November 5, 2001, by and between HBC Management Company, Inc. and Jeffrey T. Hinson.
11	Statement Regarding Computation of Per Share Earnings.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
12.2	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
24	Power of Attorney (included on Signature Page).

        Registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

HISPANIC BROADCASTING CORPORATION
By:	/s/ MCHENRY T. TICHENOR, JR. McHenry T. Tichenor, Jr. President and Chief Executive Officer

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

Name	Title	Date

/s/ MCHENRY T. TICHENOR, JR. McHenry T. Tichenor, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors	April 1, 2002
/s/ JEFFREY T. HINSON Jeffrey T. Hinson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	April 1, 2002
/s/ DAVID P. GEROW David P. Gerow	Vice President, Controller and Secretary (Principal Accounting Officer)	April 1, 2002
/s/ MCHENRY T. TICHENOR McHenry T. Tichenor	Director	April 1, 2002
/s/ ROBERT W. HUGHES Robert W. Hughes	Director	April 1, 2002
/s/ JAMES M. RAINES James M. Raines	Director	April 1, 2002
/s/ ERNESTO CRUZ Ernesto Cruz	Director	April 1, 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
HISPANIC BROADCASTING CORPORATION INDEX TO FORM 10-K
PART I.
PART II.
INDEPENDENT AUDITORS' REPORT
HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands except share information) ASSETS
HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands except per share data)
HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands except share information)
HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III.
PART IV.
Hispanic Broadcasting Corporation and Subsidiaries Valuation and Qualifying Accounts For the years ended December 31, 2001, 2000 and 1999 (in thousands)
SIGNATURES