Form 10-Q
period 2002-03-31
HISPANIC BROADCASTING CORP
filed 2002-05-15
CIK 922503

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from to
Commission file number 0-24516

HISPANIC BROADCASTING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	99-0113417 (I.R.S. Employer Identification No.)
3102 Oak Lawn Avenue, Suite 215 Dallas, Texas (Address of principal executive offices)	75219 (Zip Code)
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

Yes ☒        No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2002
Class A Common Stock, $.001 Par Value	80,395,972
Class B Non-Voting Common Stock, $.001 Par Value	28,312,940

HISPANIC BROADCASTING CORPORATION

MARCH 31, 2002

INDEX

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except share information)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$57,217	$59,587
Accounts receivable, net	39,558	50,241
Prepaid expenses and other current assets	2,530	748

Total current assets	99,305	110,576
Property and equipment, at cost, net	53,910	54,428
Intangible assets, net	1,079,489	1,023,400
Restricted cash	2,901	3,151
Deferred charges and other assets	15,970	50,188

Total assets	$1,251,575	$1,241,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,793	$24,017
Current portion of long-term obligations	6	6

Total current liabilities	21,799	24,023

Long-term obligations, less current portion	1,418	1,418

Deferred income taxes	122,486	119,486

Stockholders' equity:
Preferred Stock, cumulative, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Class A Common Stock, $.001 par value; authorized 175,000,000 shares; issued 81,061,872 shares and outstanding 80,376,372 shares in 2002 and issued 80,923,786 shares and outstanding 80,238,286 shares in 2001	81	81
Class B Common Stock, convertible, $.001 par value; authorized 50,000,000 shares; issued and outstanding 28,312,940 shares	28	28
Additional paid-in capital	1,045,037	1,042,907
Retained earnings	70,834	63,908
Treasury stock, at cost, 685,500 shares	(10,108)	(10,108)

Total stockholders' equity	1,105,872	1,096,816

Total liabilities and stockholders' equity	$1,251,575	$1,241,743

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands except per share data)

	Three Months Ended March 31,
	2002	2001
Net revenues	$51,951	$47,796
Operating expenses	15,851	13,820
Wages, salaries and benefits	20,367	19,010
Provision for bad debts	599	605
Depreciation and amortization	2,842	9,087
Corporate expenses	968	1,056

Operating income	11,324	4,218
Interest income, net	67	1,398
Other, net	—	364

Income before income tax	11,391	5,980
Income tax	4,465	2,362

Net income	$6,926	$3,618

Net income per common share—basic and diluted	$0.06	$0.03
Weighted average common shares outstanding:
Basic	108,589	108,982
Diluted	109,718	110,007

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$6,926	$3,618
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	599	605
Depreciation and amortization	2,842	9,087
Deferred income taxes	3,000	800
Changes in operating assets and liabilities	6,077	8,630
Other, net	120	54

Net cash provided by operating activities	19,564	22,794

Cash flows from investing activities:
Acquisitions of radio stations	(20,774)	—
Property and equipment acquisitions	(2,277)	(2,509)
Dispositions of property and equipment	181	3
Additions to intangible assets	(422)	(19)
Increase in deferred charges and other assets	(740)	(795)

Net cash used in investing activities	(24,032)	(3,320)

Cash flows from financing activities:
Payments on long-term obligations	—	(9)
Proceeds from stock issuances	2,098	873

Net cash provided by financing activities	2,098	864

Net increase (decrease) in cash and cash equivalents	(2,370)	20,338
Cash and cash equivalents at beginning of period	59,587	115,689

Cash and cash equivalents at end of period	$57,217	$136,027

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2002

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Hispanic Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.    New Accounting Pronouncements

        In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized and to be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company adopted the provisions of SFAS No. 142 on July 1, 2001 and January 1, 2002 for intangible assets acquired in business combinations completed after June 30, 2001 and prior to July 1, 2001, respectively.

        On January 1, 2002, we were required by SFAS No. 142 to reassess the useful lives of all intangible assets acquired on or before June 30, 2001, and make any necessary remaining amortization period adjustments by June 30, 2002. No remaining amortization period adjustments were necessary. In addition, to the extent that an intangible asset is identified as having an indefinite useful life, we are required to perform a transitional test to determine if there is an asset impairment in accordance with the provisions of SFAS No. 142. Any impairment loss is measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the three months ended March 31, 2002.

        In connection with the transitional cost in excess of fair value of net assets acquired impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there is an indication that cost in excess of fair value of net assets acquired is impaired as of January 1, 2002. To accomplish this, we identified the reporting units and determined the carrying value of each reporting unit. The Company defines its reporting unit to be an individual radio market. To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's cost in excess of fair value of net assets acquired may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's cost in excess of fair value of net assets acquired, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. Any transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in our statement of income. No impairment loss was recognized for the three months ended March 31, 2002 as a result of the transitional test discussed above.

        In 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the assets. The statement also removes goodwill from its scope and covers the accounting for the disposal of long-lived assets. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

3.    Acquisitions and Radio Signal Upgrades

  2002 Acquisitions and Radio Signal Upgrades

        On August 10, 2001, the Company entered into an asset purchase agreement to acquire for $16.0 million the assets of KQMR(FM), serving the Las Vegas market (the "Las Vegas Acquisition"). On March 22, 2002, the Company closed on the Las Vegas Acquisition. The Company used its available cash to fund the acquisition.

        The fair value of the assets acquired in the Las Vegas Acquisition as of March 22, 2002 is as follows (in thousands):

Property and equipment	$26
Broadcast licenses	15,955
Other intangible assets	57

$16,038

        On October 10, 2001, the Company entered into an asset purchase agreement to acquire for $5.0 million the assets of KAJZ(FM), serving the Fresno market (the "Fresno Acquisition"). On March 29, 2002, the Company closed on the Fresno Acquisition. The Company used its available cash to fund the acquisition.

        The fair value of the assets acquired in the Fresno Acquisition as of March 29, 2002 is as follows (in thousands):

Property and equipment	$90
Broadcast licenses	4,896
Other intangible assets	34

$5,020

        The intangible assets acquired in the Las Vegas Acquisition and the Fresno Acquisition are not subject to amortization.

        Radio stations KPTY(FM) in Houston and KDXX(FM) and KDXT(FM) in Dallas have been involved in a variety of proceedings before the Federal Communications Commission to upgrade each of the stations' signal strength. The radio signal upgrade projects for KPTY(FM) in Houston and KDXX(FM) in Dallas were substantially completed in February 2002 and the stations began broadcasting according to their new authorized signal authority. The upgrade costs of $34.9 million incurred by the Company and included in deferred charges and other assets were reclassified to broadcast licenses in February 2002 and are not subject to amortization.

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

$80,064

        On September 4, 2001, the Company entered into an asset purchase agreement to acquire for $34.0 million the assets of KOMR(FM), KMRR(FM), KKMR(FM) and KHOV(FM), serving the Phoenix market (the "Phoenix Acquisition"). The Phoenix Acquisition closed on October 31, 2001. The asset acquisition was funded with available cash. KOMR(FM), KMRR(FM) and KKMR(FM) are programmed with one new Hispanic-targeted format and KHOV(FM) is simulcast with the Company's existing Phoenix station KHOT(FM).

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

  Pending Transactions

        On December 17, 2001, the Company entered into an asset purchase agreement to acquire for $58.0 million the assets of KEMR(FM) (formerly KARA(FM)), serving the San Jose and San Francisco markets (the "San Jose Acquisition"). The Company has $2.9 million cash held in escrow which is included in restricted cash as of March 31, 2002. On April 1, 2002, the Company closed on the San Jose Acquisition. The Company used its available cash to fund the acquisition along with $15.0 million borrowed from the $213.8 million revolving credit facility (the "Credit Facility") on April 1, 2002.

        Unaudited pro forma results of operations for the three months ended March 31, 2002 and 2001, calculated as though the Houston Acquisition, the Phoenix Acquisition, the Las Vegas Acquisition, the

Fresno Acquisition and the San Jose Acquisition had occurred at the beginning of each period, is as follows (in thousands, except per share data):

	Pro forma Three Months Ended March 31,
	2002	2001
Net revenues	$54,455	$50,301
Operating income	11,081	3,975
Net income	6,411	2,605
Net income per common share—basic and diluted	0.06	0.02

        The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions actually been made at such dates, nor is it indicative of future operating results.

4.    Intangible Assets

        Intangible assets as of March 31, 2002 are summarized as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Other intangible assets	$12,260	$10,653	$1,607
Intangible assets not subject to amortization:
Broadcast licenses	1,073,978	86,667	987,311
Cost in excess of fair value of net assets acquired	97,624	12,379	85,245
Other intangible assets	5,847	521	5,326

	$1,189,709	$110,220	$1,079,489

        Amortization expense for the three months ended March 31, 2002 is $0.1 million. Estimated amortization expense of intangible assets acquired as of March 31, 2002 with finite useful lives are summarized as follows (in thousands):

Year	Amount
2002	$423
2003	366
2004	239
2005	124
2006	106

        The reconciliation of reported net income to adjusted net income, which is adjusted for the effect of amortization of intangible assets with an indefinite useful life (net of income taxes) is as follows (in thousands except per share data):

	Three Months Ended March 31,
	2002	2001
Reported net income	$6,926	$3,618
Broadcast licenses amortization, net of income tax	—	3,636
Cost in excess of fair value of net assets acquired amortization, net of income tax	—	401
Other intangible assets amortization, net of income tax	—	21

Adjusted net income	$6,926	$7,676

Adjusted net income per common share:
Basic and diluted:
Reported net income	$0.06	$0.03
Broadcast licenses amortization, net of income tax	—	0.04
Cost in excess of fair value of net assets acquired amortization, net of income tax	—	—
Other intangible assets amortization, net of income tax	—	—

Adjusted net income	$0.06	$0.07

5.    Long-Term Obligations

        The Company's ability to borrow under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. The Company borrowed $15.0 million from the Credit Facility on April 1, 2002 and has $198.8 million of credit remaining on that date. The Credit Facility commitment began reducing on September 30, 1999 and continues quarterly through December 31, 2004.

6.    Stockholders' Equity

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income	$6,926	$3,618

Denominator:
Denominator for basic earnings per share	108,589	108,982
Effect of dilutive securities:
Stock options	1,119	1,009
Employee Stock Purchase Plan	10	16

Denominator for diluted earnings per share	109,718	110,007

        Stock options which were excluded from the computation of diluted earnings per share due to their antidilutive effect amounted to 1.1 and 1.3 million shares for the three months ended March 31, 2002 and 2001, respectively.

7.    Supplemental Cash Flows Information

        Noncash investing and financing activities for the three months ended March 31, 2002 are as follows (in thousands):

	Increase (Decrease)
	Property and equipment, net	Intangible assets, net	Restricted Cash	Deferred charges and other assets
Amounts reclassified due to the completion of radio station upgrades	$18	$34,811	$—	$(34,829)
Amounts reclassified due to radio station acquisitions	—	284	(250)	(34)

	$18	$35,095	$(250)	$(34,863)

8.    Long-Term Incentive Plan

        On May 21, 1997, the stockholders of the Company approved the Hispanic Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan"). The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) ten percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has incentive and non-qualified stock options outstanding for 4,875,732 shares of Class A Common Stock primarily to directors and key employees. The exercise prices range from $8.22 to $51.38 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The following discussion of the consolidated results of operations and cash flows of the Company for the three months ended March 31, 2002 and 2001 and consolidated financial condition as of March 31, 2002 and December 31, 2001 should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and the related notes included elsewhere in this report.

        The primary source of revenues is the sale of broadcasting time for advertising. We generate the majority of our gross revenues from local advertising, which is sold primarily by each individual local radio station's sales staff, and from national spot advertising, which is sold by independent advertising sales representatives. The balance of our revenues are derived from political, network sales and miscellaneous revenues such as rental income from tower sites, and from our Internet operation.

        The most significant operating expenses are programming expenses, and advertising and promotion expenses. Operating expenses are affected in part by the timing of promotion campaigns to improve audience ratings, the timing of acquisitions, and the financial performance of our new station formats.

        The Company has historically purchased primarily English-language radio stations and converted the formats to a variety of Spanish-language formats. As a result, the historical financial performance of acquired radio stations is not a good indicator of future financial performance. A new start-up radio station typically generates operating losses in its first one to two years of operation. The magnitude of operating losses is determined in part by the size of the market served by the radio station, the amount of promotion expense required to attract an audience to the station, and the size of the acquisition. Thus, the Company's financial results in any given period can be affected by the timing, number, acquisition cost and operating expenses of its start-up stations in that period.

        EBITDA consists of operating income or loss excluding depreciation and amortization. EBITDA is not calculated in accordance with generally accepted accounting principles. This measure should not be considered in isolation or as a substitute for or as superior to operating income, cash flows from operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with accounting principles generally accepted in the United States of America. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, it is not necessarily indicative of an amount that may be available for dividends, reinvestment in the Company's business or other discretionary uses. In addition, our definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

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

Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

        The results of operations for the three months ended March 31, 2002 are not comparable to the results of operations for the same period in 2001 primarily due to the programming format change on KQBU(FM) in Houston on August 18, 2001 and the acquisitions of KOVE(FM) in Houston on July 20, 2001, KOMR(FM), KMRR(FM), KKMR(FM) and KHOV(FM) in Phoenix on October 31, 2001, KQMR(FM) in Las Vegas on March 22, 2002 and KAJZ(FM) in Fresno on March 29, 2002. In addition, in January 2002, the Company launched HBC Sales Integration, Inc. ("HBCSi"). HBCSi is a partnership with Katz Hispanic Media (a unit of Katz Media Group) to integrate national and network sales and other marketing platforms under one entity.

        Net revenues increased by $4.2 million or 8.8% to $52.0 million for the three months ended March 31, 2002 from $47.8 million for the same period in 2001. Net revenues increased for the three months ended March 31, 2002, compared to the same periods in 2001 primarily because of (a) revenue growth of same stations, and (b) revenues from start-up stations acquired or reformatted in 2000, 2001 and 2002.

        Operating expenses increased by $2.0 million or 14.5% to $15.8 million for the three months ended March 31, 2002 from $13.8 million for the same period in 2001. Operating expenses increased for the three months ended March 31, 2002, compared to the same period in 2001 primarily because of (a) promotion expenses to improve audience ratings on stations located in Los Angeles, San Francisco and Houston, (b) barter expenses associated with the promotion campaigns to improve audience ratings for stations located in Houston, Dallas and Chicago, (c) rent associated with the studio and office facilities in San Francisco, New York and San Diego and tower space rent in Chicago, (d) programming contract labor to perform music research, (e) music fees in Los Angeles, Houston, Dallas and HBCSi, (f) insurance expense in all markets, (g) special event expense in Dallas, (h) representative commissions in Houston, and (i) the above increases are offset by the collection of an account receivable which was previously written off. As a percentage of net revenues, operating expenses increased to 30.4% from 28.9% for the three months ended March 31, 2002 and 2001, respectively.

        Wages, salaries and benefits increased by $1.4 million or 7.4% to $20.4 million for the three months ended March 31, 2002 from $19.0 million for the same period in 2001. Wages, salaries and benefits increased for the three months ended March 31, 2002, compared to the same period in 2001 primarily because of (a) sales commissions in Dallas, Houston, Chicago and HBCi (the Internet subsidiary), (b) local sales salaries related to the launch of HBCSi, (c) local sales salaries in Los Angeles, Houston and San Antonio, (d) general and administrative salaries of the corporate office, HBCSi and Miami, and (e) group insurance costs. As a percentage of net revenues, wages, salaries and benefits decreased to 39.2% from 39.7% for the three months ended March 31, 2002 and 2001, respectively.

        The provision for bad debts for the three months ended March 31, 2002 and 2001, respectively, was $0.6 million. As a percentage of net revenues, the provision decreased to 1.2% from 1.3% for the three months ended March 31, 2002 and 2001, respectively.

        Corporate expenses decreased $0.1 million or 9.1% to $1.0 million for the three months ended March 31, 2002 from $1.1 million for the same period in 2001. The decrease was primarily due to legal and accounting fees. As a percentage of net revenues, corporate expenses decreased to 1.9% from 2.3% for the three months ended March 31, 2002 and 2001, respectively.

        Depreciation and amortization for the three months ended March 31, 2002 decreased 68.1% to $2.9 million compared to $9.1 million for the same period in 2001. The decrease is due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.

        Interest income, net decreased to $0.1 million from $1.4 million for the three months ended March 31, 2002 and 2001, respectively. The decrease for the three months ended March 31, 2002 compared to the same period in 2001 was due to cash and cash equivalents being higher in 2001 than in 2002 and lower interest rates on cash balances.

        Other, net decreased to zero from $0.4 million for the three months ended March 31, 2002 and 2001, respectively. The decrease was due to the final award received by the Company in 2001 related to an arbitration proceeding.

        Federal and state income taxes are being provided at an effective rate of 39.2% and 39.5% for the three months ended March 31, 2002 and 2001, respectively. The decrease in the effective rate is due to a lower effective state tax rate.

        For the three months ended March 31, 2002, the Company's net income totaled $6.9 million ($0.06 per common share) compared to $3.6 million ($0.03 per common share) in the same period in 2001.

Liquidity and Capital Resources

        Net cash provided by operating activities for the three months ended March 31, 2002 was $19.6 million as compared to $22.8 million for the same period in 2001. The $3.2 million decrease from 2001 to 2002 is due to changes in operating assets and liabilities. Accounts receivable collections were greater for the three months ended March 31, 2001 than they were in the comparable period in 2002. Prepaid expenses and other current assets increased by a greater amount for the three months ended March 31, 2002 than the comparable period in 2001 due to prepaid expenses for special events and insurance. Income taxes payable increased by a greater amount for the three months ended March 31, 2001 than the comparable period in 2002 due to taxes related to a greater amount of interest income and the final award related to an arbitration proceeding. Net cash used in investing activities was $24.0 and $3.3 million for the three months ended March 31, 2002 and 2001, respectively. The $20.7 million decrease from 2001 to 2002 is due to the Las Vegas Acquisition and the Fresno Acquisition. Net cash provided by financing activities was $2.1 and $0.9 million for the three months ended March 2002 and 2001, respectively. The $1.2 million increase from 2001 to 2002 is due to the proceeds from the issuance of stock under the Incentive Plan.

        Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $2.3 and $2.5 million for the three months ended March 31, 2002 and 2001. Approximately $1.0 million of the capital expenditures incurred during the three months ended March 31, 2002 related to radio signal upgrade projects for three different radio stations in Houston and Dallas and the build-out of studio and office space in Las Vegas, Phoenix, San Francisco, San Antonio and Fresno compared to $1.3 million incurred in the same period in 2001 for three radio signal upgrade projects and the build-out of studio and office space in Los Angeles, Dallas, New York, San Francisco, Miami, San Antonio and Houston.

        Available cash on hand plus cash flow provided by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund capital expenditures. Management believes the Company will have sufficient cash on hand and cash provided by operations to finance its operations, satisfy its debt service requirements, and to fund capital expenditures. Management regularly reviews potential acquisitions. Future acquisitions will be financed primarily through proceeds from borrowings under the Credit Facility, available cash on hand, and proceeds from securities offerings.

Long-Term Debt

        The scheduled maturities of long-term obligations, future minimum rental payments under noncancellable operating leases and radio station acquisition commitments as of March 31, 2002 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term obligations	$1,424	$6	$14	$17	$1,387
Operating leases	72,073	5,955	15,434	13,597	37,087
Radio station acquisitions	58,244	58,244	—	—	—

Total contractual cash obligations	$131,741	$64,205	$15,448	$13,614	$38,474

        For the three months ended March 31, 2002, no amounts were borrowed on the Credit Facility, however $15.0 million was borrowed on April 1, 2002. As of April 1, 2002, the Company had $198.8 million of credit available. Borrowings under the Credit Facility bear interest at a rate based on LIBOR plus an applicable margin as determined by the Company's leverage ratio. The Credit Facility is secured by the stock of the Company's subsidiaries. Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending December 31, 2004. Our ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility.

Critical Accounting Policies

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below.

  Impairment of Long-Lived Assets

        The Company records impairment losses when events and circumstances indicate that long-lived assets might be impaired. Long-lived assets other than cost in excess of fair value of net assets acquired and intangible assets with an indefinite useful life are determined to be impaired if the undiscounted cash flow estimated to be generated by those assets is less than the carrying amount of those assets. Cost in excess of fair value of net assets acquired and intagible assets with an indefinite useful life are determined to be impaired if the fair value of a reporting unit is less than the carrying value of the respective reporting unit. When specific assets are determined to be impaired, the cost basis of the assets is reduced to reflect their current fair market value.

        We performed a recoverability assessment of all of our long-lived assets as of January 1, 2002. All long-lived assets were determined to be recoverable.

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

        For additional information on our significant accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2001.

Inflation

        Inflation has affected financial performance due to higher operating expenses. Although the exact impact of inflation is indeterminable, we have offset these higher costs by increasing the effective advertising rates of most of our radio stations.

Forward Looking Statements

        Certain statements contained in this report are not based on historical facts, but are forward looking statements that are based on numerous assumptions made as of the date of this report. When used in the preceding and following discussions, the words "believes," "intends," "expects," "anticipates" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors and regulatory developments affecting the Company's operations, acquisitions of broadcast properties described elsewhere herein, the financial performance of start-up stations, and efforts by management to integrate its operating philosophies and practices at the station level. This report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company disclaims any obligation to update the forward looking statements in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is subject to interest rate risk on the interest earned on cash and cash equivalents. A change of 10% in the interest rate earned on short-term investments would not have had a significant impact on the Company's historical financial statements.

PART II    OTHER INFORMATION

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
10.1	Amended and Restated Employment Agreement, dated April 2, 2002, by and between Hispanic Broadcasting Corporation and McHenry T. Tichenor, Jr.
  (b)
  Reports on Form 8-K

      None

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HISPANIC BROADCASTING CORPORATION (Registrant)

/s/ JEFFREY T. HINSON Jeffrey T. Hinson Senior Vice President/ Chief Financial Officer Principal Financial Officer
Dated: May 15, 2002

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
10.1	Amended and Restated Employment Agreement, dated April 2, 2002, by and between Hispanic Broadcasting Corporation and McHenry T. Tichenor, Jr.

QuickLinks

HISPANIC BROADCASTING CORPORATION MARCH 31, 2002 INDEX
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands except share information)
HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (in thousands except per share data)
HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) MARCH 31, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  General
  Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001
  Liquidity and Capital Resources
  Long-Term Debt
  Critical Accounting Policies
  Inflation
  Forward Looking Statements
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Signatures
Index To Exhibits