Form 10-Q
period 2002-06-30
HISPANIC BROADCASTING CORP
filed 2002-08-13
CIK 922503

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2002
Class A Common Stock, $.001 Par Value	80,397,272
Class B Non-Voting Common Stock, $.001 Par Value	28,312,940

HISPANIC BROADCASTING CORPORATION
JUNE 30, 2002
INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	2
	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2002 and 2001 and the Six Months Ended June 30, 2002 and 2001	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 6.	Exhibits and Reports on Form 8-K	19

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except share information)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$26,474	$59,587
Accounts receivable, net	52,441	50,241
Prepaid expenses and other current assets	1,826	748

Total current assets	80,741	110,576
Property and equipment, at cost, net	54,160	54,428
Intangible assets, net	1,137,467	1,023,400
Restricted cash	—	3,151
Deferred charges and other assets	16,556	50,188

Total assets	$1,288,924	$1,241,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,476	$4,700
Accrued expenses	16,921	15,968
Income taxes payable	5,567	3,349
Current portion of long-term obligations	6	6

Total current liabilities	27,970	24,023

Long-term obligations, less current portion	16,418	1,418

Deferred income taxes	127,886	119,486

Stockholders' equity:
Preferred Stock, cumulative, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Class A Common Stock, $.001 par value; authorized 175,000,000 shares; issued 81,082,772 shares and outstanding 80,397,272 shares in 2002 and issued 80,923,786 shares and outstanding 80,238,286 shares in 2001	81	81
Class B Common Stock, convertible, $.001 par value; authorized 50,000,000 shares; issued and outstanding 28,312,940 shares	28	28
Additional paid-in capital	1,045,382	1,042,907
Retained earnings	81,267	63,908
Treasury stock, at cost, 685,500 shares	(10,108)	(10,108)

Total stockholders' equity	1,116,650	1,096,816

Total liabilities and stockholders' equity	$1,288,924	$1,241,743

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues	$68,596	$65,896	$120,546	$113,692
Operating expenses	22,019	20,475	37,870	34,295
Wages, salaries and benefits	22,143	19,226	42,510	38,236
Provision for bad debts	540	418	1,139	1,023
Depreciation and amortization	3,300	9,180	6,141	18,267
Corporate expenses	3,644	803	4,612	1,859

Operating income	16,950	15,794	28,274	20,012
Interest income, net	117	1,140	184	2,537
Other, net	—	2	—	366

Income before income tax	17,067	16,936	28,458	22,915
Income tax	6,633	6,690	11,099	9,051

Net income	$10,434	$10,246	$17,359	$13,864

Net income per common share:
Basic	$0.10	$0.09	$0.16	$0.13
Diluted	0.09	0.09	0.16	0.13
Weighted average common shares outstanding:
Basic	108,707	109,016	108,648	108,999
Diluted	109,856	109,857	109,787	109,932
Other comprehensive income, net of tax:
Unrealized gain on marketable equity securities	$—	$1,073	$—	$1,073
Net income	10,434	10,246	17,359	13,864

Comprehensive income	10,434	$11,319	17,359	$14,937

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$17,359	$13,864
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,139	1,023
Depreciation and amortization	6,141	18,267
Deferred income taxes	8,400	2,800
Changes in operating assets and liabilities	(469)	187
Other, net	(10)	135

Net cash provided by operating activities	32,560	36,276

Cash flows from investing activities:
Acquisitions of radio stations	(75,875)	—
Property and equipment acquisitions	(5,739)	(8,994)
Dispositions of property and equipment	719	5
Additions to intangible assets	(667)	(109)
Increase in deferred charges and other assets	(1,521)	(3,181)

Net cash used in investing activities	(83,083)	(12,279)

Cash flows from financing activities:
Borrowing on long-term obligations	15,000	—
Payments on long-term obligations	(1)	(18)
Proceeds from stock issuances	2,411	1,364

Net cash provided by financing activities	17,410	1,346

Net increase (decrease) in cash and cash equivalents	(33,113)	25,343
Cash and cash equivalents at beginning of period	59,587	115,689

Cash and cash equivalents at end of period	$26,474	$141,032

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2002

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Hispanic Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        On January 1, 2002, we were required by SFAS No. 142 to reassess the useful lives of all intangible assets acquired on or before June 30, 2001, and make any necessary remaining amortization period adjustments by March 31, 2002. No remaining amortization period adjustments were necessary. In addition, to the extent that an intangible asset is identified as having an indefinite useful life, we are required to perform a transitional test to determine if there is an asset impairment in accordance with the provisions of SFAS No. 142. Any impairment loss is measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the six months ended June 30, 2002.

        In connection with the transitional cost in excess of fair value of net assets acquired impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there is an indication that cost in excess of fair value of net assets acquired is impaired as of January 1, 2002. To accomplish this, we identified the reporting units and determined the carrying value of each reporting unit. The Company defines its reporting unit to be an individual radio market. To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's cost in excess of fair value of net assets acquired may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's cost in excess of fair value of net assets acquired, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. Any transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in our statement of income. No impairment loss was recognized for the six months ended June 30, 2002 as a result of the transitional test discussed above.

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

3.    Pending Merger

        On June 12, 2002, the Company announced a merger with Univision Communications, Inc. ("Univision"). Univision will acquire the Company in an all-stock transaction. Under the agreement, each share of the Company's common stock will be exchanged for a fixed 0.85 shares of Univision Class A Common Stock. If the Federal Communications Commission determines that the holders of the Company's Class B Common Stock have an attributable interest in Univision under the Federal Communications Act then their shares will be exchanged for a fixed 0.85 shares of Univision Class B Common Stock. The acquisition, which has been approved by the Boards of both companies, is expected to close by year-end, subject to approval by the shareholders of both companies as well as regulatory approvals and customary closing conditions.

        Included in Corporate expenses are merger expenses of $2.4 million for the three and six months ended June 30, 2002. Under the terms of an agreement with the Company's investment bankers, the Company will pay a $10.5 million success fee upon the completion of the merger. The $10.5 million success fee will be recognized in expense upon the completion of the merger.

4.    Acquisitions and Radio Signal Upgrades

  2002 Acquisitions and Radio Signal Upgrades

        On August 10, 2001, the Company entered into an asset purchase agreement to acquire for $16.0 million the assets of KQMR(FM), serving the Las Vegas market (the "Las Vegas Acquisition"). On March 22, 2002, the Company closed on the Las Vegas Acquisition. The Company used its available cash to fund the acquisition.

        The fair value of the assets acquired in the Las Vegas Acquisition as of March 22, 2002 is as follows (in thousands):

Property and equipment	$26
Broadcast licenses	15,957
Other intangible assets	57

$16,040

        On October 10, 2001, the Company entered into an asset purchase agreement to acquire for $5.0 million the assets of KZOL(FM) (formerly KAJZ(FM)), serving the Fresno market (the "Fresno Acquisition"). On March 29, 2002, the Company closed on the Fresno Acquisition. The Company used its available cash to fund the acquisition.

        The fair value of the assets acquired in the Fresno Acquisition as of March 29, 2002 is as follows (in thousands):

Property and equipment	$90
Broadcast licenses	4,897
Other intangible assets	34

$5,021

        On December 17, 2001, the Company entered into an asset purchase agreement to acquire for $58.0 million the assets of KSOL(FM) (formerly KEMR(FM)), serving the San Jose and San Francisco markets (the "San Jose Acquisition"). On April 1, 2002, the Company closed on the San Jose Acquisition. The Company used its available cash to fund the acquisition along with $15.0 million borrowed from the $202.5 million revolving credit facility (the "Credit Facility") on April 1, 2002.

        The fair value of the assets acquired in the San Jose Acquisition as of April 1, 2002 is as follows (in thousands):

Property and equipment	$415
Broadcast licenses	57,410
Other intangible assets	464

$58,289

        Radio stations KPTY(FM) in Houston and KDXX(FM) and KDXT(FM) in Dallas have been involved in a variety of proceedings before the Federal Communications Commission to upgrade each of the stations' signal strength. The radio signal upgrade projects for KPTY(FM) in Houston and KDXX(FM) in Dallas were substantially completed in February 2002 and the stations began broadcasting according to their new authorized signal authority. The upgrade costs of $34.9 million incurred by the Company and included in deferred charges and other assets were reclassified to broadcast licenses in February 2002 and are not subject to amortization. The Company is obligated to pay an additional $1.6 million related to the upgrade projects of KDXX(FM) and KDXT(FM).

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

$34,065

        The intangible assets acquired in the Las Vegas Acquisition, the Fresno Acquisition, the San Jose Acquisition, the Houston Acquisition and the Phoenix Acquisition are not subject to amortization.

        All of the acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include the operations of the acquired businesses from the respective dates of acquisition.

        Unaudited pro forma results of operations for the six months ended June 30, 2002 and 2001, calculated as though the Las Vegas Acquisition, the Fresno Acquisition, the San Jose Acquisition, the Houston Acquisition and the Phoenix Acquisition had occurred at the beginning of each period, is as follows (in thousands, except per share data):

	Six Months Ended June 30,
	2002	2001
Net revenues	$120,648	$118,701
Operating income	28,297	19,526
Net income	17,962	12,136
Net income per common share:
Basic	0.17	0.11
Diluted	0.16	0.11

        The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions actually been made at such dates, nor is it indicative of future operating results.

5.    Intangible Assets

        Intangible assets as of June 30, 2002 are summarized as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Other intangible assets	$12,456	$10,779	$1,677
Intangible assets not subject to amortization:
Broadcast licenses	1,131,420	86,666	1,044,754
Cost in excess of fair value of net assets acquired	97,625	12,379	85,246
Other intangible assets	6,312	522	5,790

	$1,247,813	$110,346	$1,137,467

        Amortization expense for the three and six months ended June 30, 2002 is $0.1 and $0.2 million, respectively. Estimated amortization expense of intangible assets acquired as of June 30, 2002 with finite useful lives are summarized as follows (in thousands):

Year	Amount
2002	$470
2003	431
2004	304
2005	140
2006	105

        The reconciliation of reported net income to adjusted net income, which is adjusted for the effect of amortization of intangible assets with an indefinite useful life (net of income taxes) is as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net income	$10,434	$10,246	$17,359	$13,864
Broadcast licenses amortization, net of income tax	—	3,813	—	7,448
Cost in excess of fair value of net assets acquired amortization, net of income tax	—	421	—	822
Other intangible assets amortization, net of income tax	—	22	—	43

Adjusted net income	$10,434	$14,502	$17,359	$22,177

Adjusted net income per common share:
Basic:
Reported net income	$0.10	$0.09	$0.16	$0.12
Broadcast licenses amortization, net of income tax	—	0.04	—	0.07
Cost in excess of fair value of net assets acquired amortization, net of income tax	—	—	—	0.01
Other intangible assets amortization, net of income tax	—	—	—	—

Adjusted net income	$0.10	$0.13	$0.16	$0.20

Diluted:
Reported net income	$0.09	$0.09	$0.16	$0.12
Broadcast licenses amortization, net of income tax	—	0.04	—	0.07
Cost in excess of fair value of net assets acquired amortization, net of income tax	—	—	—	0.01
Other intangible assets amortization, net of income tax	—	—	—	—

Adjusted net income	$0.09	$0.13	$0.16	$0.20

6.    Long-Term Obligations

        The Company's ability to borrow under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. The Company borrowed $15.0 million from the Credit Facility on April 1, 2002. As of June 30, 2002, the Company has $187.5 million of credit available. The Credit Facility commitment began reducing on September 30, 1999 and continues quarterly through December 31, 2004.

7.    Contingencies

        The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

        On June 12, 2002, Spanish Broadcasting System, Inc. filed Spanish Broadcasting System, Inc. v. Clear Channel Communications, Inc. and Hispanic Broadcasting Corporation. The case is pending in the United States District Court for the Southern District of Florida. Plaintiff alleges a variety of claims against the defendants including claims for federal and state antitrust violations under the Sherman Act, the Florida Antitrust Act, and California's Cartwright Act. Plaintiff's complaint also includes numerous other state law causes of action including, among others, tortious interference, defamation, and violation of the California Unfair Competition Act. The plaintiff, and both defendants, own and operate radio stations throughout the United States, and plaintiff's claims arise out of steps the defendants allegedly took to undermine plaintiff's radio station business. On July 31, 2002, plaintiff amended its complaint. The amended complaint seeks actual damages in excess of $500 million before any trebling under federal or state statute along with attorney fees and other unspecified damages. Defendants' response to the lawsuit is due on September 3, 2002, and there has been no discovery in the action. The Company is vigorously contesting this matter.

8.    Stockholders' Equity

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income	$10,434	$10,246	$17,359	$13,864

Denominator:
Denominator for basic earnings per share	108,707	109,016	108,648	108,999
Effect of dilutive securities:
Stock options	1,139	822	1,129	923
Employee Stock Purchase Plan	10	19	10	10

Denominator for diluted earnings per share	109,856	109,857	109,787	109,932

        Stock options which were excluded from the computation of diluted earnings per share due to their antidilutive effect amounted to 1.1 and 1.3 million shares for the six months ended June 30, 2002 and 2001, respectively.

9.    Supplemental Cash Flows Information

        Noncash investing and financing activities for the six months ended June 30, 2002 are as follows (in thousands):

	Increase (Decrease)
	Property and equipment, net	Intangible assets, net	Restricted cash	Deferred charges and other assets
Amounts reclassified due to the completion of radio station upgrades	$18	$34,811	$—	$(34,829)
Amounts reclassified due to radio station acquisitions	—	3,475	(3,151)	(324)

	$18	$38,286	$(3,151)	$(35,153)

10.  Long-Term Incentive Plan

        On May 21, 1997, the stockholders of the Company approved the Hispanic Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan"). The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) ten percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has incentive and non-qualified stock options outstanding for 5,736,969 shares of Class A Common Stock primarily to directors and key employees. The exercise prices range from $8.22 to $50.57 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The following discussion of the consolidated results of operations for the three and six months ended June 30, 2002 and 2001, the cash flows of the Company for the six months ended June 30, 2002 and 2001, and consolidated financial condition as of June 30, 2002 and December 31, 2001 should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and the related notes included elsewhere in this report.

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

        On June 12, 2002, the Company announced a merger with Univision. Univision will acquire the Company in an all-stock transaction. The acquisition, which has been approved by the Boards of both companies, is expected to close by year-end, subject to approval by the shareholders of both companies as well as regulatory approvals and customary closing conditions.

Results of Operations for the Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

        The results of operations for the three and six months ended June 30, 2002 are not comparable to the results of operations for the same period in 2001 primarily due to the programming format change on KQBU(FM) in Houston on August 18, 2001 and the acquisitions of KOVE(FM) in Houston on July 20, 2001, KOMR(FM), KMRR(FM), KKMR(FM) and KHOV(FM) in Phoenix on October 31, 2001, KQMR(FM) in Las Vegas on March 22, 2002, KZOL(FM) in Fresno on March 29, 2002 and KSOL(FM) in San Jose on April 1, 2002. In addition, in January 2002, the Company launched HBC Sales Integration, Inc. ("HBCSi"). The Company has adopted the marketing name HBCSi to brand all aspects of its national and network sales efforts, including HBC Radio Network sales, new business development, and, in cooperation with Katz Hispanic Media, national spot advertising sales.

        Net revenues increased by $2.7 million or 4.1% to $68.6 million for the three months ended June 30, 2002 from $65.9 million for the same period in 2001. Net revenues for the six months ended June 30, 2002 increased by $6.8 million, or 6.0% to $120.5 million, compared to $113.7 million for the same period in 2001. Net revenues increased for the three and six months ended June 30, 2002, compared to the same periods in 2001 primarily because of (a) revenues from start-up stations acquired or reformatted in 2000, 2001 and 2002, and (b) revenue growth of same stations.

        Operating expenses increased by $1.6 million or 7.8% to $22.1 million for the three months ended June 30, 2002 from $20.5 million for the same period in 2001. Operating expenses for the six months ended June 30, 2002 increased by $3.6 million or 10.5% to $37.9 million, compared to $34.3 million for the same period in 2001. Start-up stations and expenses related to the launch of HBCSi were the primary reasons why operating expenses increased for the three and six months ended June 30, 2002, compared to the same period in 2001. Also, operating expenses (which include the effect of start-up stations and HBCSi) increased for the three and six months ended June 30, 2002, compared to the same period in 2001 because of (a) promotion expenses to improve audience ratings on new or existing stations, (b) music fees, (c) rent associated with the studio and office facilities in San Francisco and New York and tower space rent in Chicago, (d) barter expenses associated with promotion campaigns to improve audience ratings, (e) insurance expense, (f) special event expenses, and (g) programming contract labor to perform music research. As a percentage of net revenues, operating expenses increased to 32.2% from 31.1% for the three months ended June 30, 2002 and 2001, respectively, and increased to 31.5% from 30.2% for the six months ended June 30, 2002 and 2001, respectively.

        Wages, salaries and benefits increased by $2.9 million or 15.1% to $22.1 million for the three months ended June 30, 2002 from $19.2 million for the same period in 2001. Wages, salaries and benefits for the six months ended June, 30, 2002 increased by $4.3 million or 11.3% to $42.5 million, compared to $38.2 million for the same period in 2001. Start-up stations and expenses related to the launch of HBCSi were the primary reasons why wages, salaries and benefits increased for the three and six months ended June 30, 2002, compared to the same period in 2001. Also, wages, salaries and benefits (which include the effect of start-up stations and HBCSi) increased for the three and six months ended June 30, 2002, compared to the same period in 2001 because of (a) salaries, (b) sales commissions, (c) bonuses, and (d) group insurance costs. Included in wages, salaries and benefits are expenses related to the corporate office of $1.5 and $2.9 million for the three and six months ended June 30, 2002. As a percentage of net revenues, wages, salaries and benefits increased to 32.2% from 29.1% for the three months ended June 30, 2002 and 2001, respectively, and increased to 35.3% from 33.6% for the six months ended June 30, 2002 and 2001, respectively.

        The provision for bad debts increased $0.1 million or 25.0% to $0.5 million for the three months ended June 30, 2002 from $0.4 million for the same period in 2001. The provision for bad debts increased $0.1 million or 10.0% to $1.1 million for the six months ended June 30, 2002 from $1.0 million for the same period in 2001. As a percentage of net revenues, the provision increased to

0.7% from 0.6% for the three months ended June 30, 2002 and 2001, respectively, and is 0.9% for the six months ended June 30, 2002 and 2001, respectively.

        Corporate expenses increased $2.8 million or 350.0% to $3.6 million for the three months ended June 30, 2002 from $0.8 million for the same period in 2001. Corporate expenses for the six months ended June 30, 2002 increased by $2.7 million or 142.1% to $4.6 million, compared to $1.9 million for the same period in 2001. The increase was due to merger expenses of $2.4 million related to the Company's merger with Univision and an increase in legal and professional fees unrelated to the merger. As a percentage of net revenues, corporate expenses increased to 5.2% from 1.2% for the three months ended June 30, 2002 and 2001, respectively, and increased to 3.8% from 1.7% for the six months ended June 30, 2002 and 2001, respectively.

        Depreciation and amortization for the three and six months ended June 30, 2002 decreased 64.1% and 66.7% to $3.3 and $6.1 million, respectively, compared to $9.2 and $18.3 million for the same periods in 2001, respectively. The decrease is due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.

        Interest income, net decreased to $0.1 and $0.2 million from $1.1 and $2.5 million for the three and six months ended June 30, 2002 and 2001, respectively. The decrease for the three and six months ended June 30, 2002 compared to the same periods in 2001 was due to cash and cash equivalents and interest rates being higher in 2001 than in 2002.

        Other, net decreased from $0.4 million to zero for the six months ended June 30, 2001 and 2002. The decrease was due to the final award received by the Company in 2001 related to an arbitration proceeding.

        Federal and state income taxes are being provided at an effective rate of 38.9% and 39.5% for the three months ended June 30, 2002 and 2001, respectively, and 39.0% and 39.5% for the six months ended June 30, 2002 and 2001, respectively. The decrease in the effective rate is due to a lower effective state tax rate.

        For the three months ended June 30, 2002, the Company's net income totaled $10.4 million ($0.09 per common share—diluted) compared to $10.2 million ($0.09 per common share) in the same period in 2001. For the six months ended June 30, 2002, the Company's net income totaled $17.4 million ($0.16 per common share) compared to $13.9 million ($0.13 per common share) in the same period in 2001.

Liquidity and Capital Resources

        Net cash provided by operating activities for the six months ended June 30, 2002 was $32.6 million as compared to $36.3 million for the same period in 2001. The $3.7 million decrease from 2001 to 2002 is due to merger expenses of $2.4 million being recognized in 2002 and changes in operating assets and liabilities. Net cash used in investing activities was $83.1 and $12.3 million for the six months ended June 30, 2002 and 2001, respectively. The $70.8 million increase from 2001 to 2002 is due to the Las Vegas Acquisition, the Fresno Acquisition and the San Jose Acquisition. The cash flows used in the acquisitions is partially offset by a lower amount of spending in 2002 compared to 2001 in property and equipment and deferred charges and other assets due to the completion in February 2002 of the radio signal upgrade projects for KPTY(FM) in Houston and KDXX(FM) in Dallas. Net cash provided by financing activities was $17.4 and $1.3 million for the six months ended June 30, 2002 and 2001, respectively. The $16.1 million increase from 2001 to 2002 is due to a borrowing from the Credit Facility and the proceeds from the issuance of stock under the Incentive Plan.

        Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $5.7 and $9.0 million for the six months ended June 30, 2002 and 2001. Approximately $2.3 million of the capital expenditures incurred during the six months ended June 30, 2002 related to radio signal upgrade projects for three different radio stations in Houston and Dallas and the build-out of studio and office space in Las Vegas, Phoenix, San Francisco, Fresno and San Antonio compared to $6.3 million incurred in the same period of 2001 for three radio signal upgrade projects and the build-out of studio and office space in Los Angeles, San Francisco, New York, Miami and San Antonio.

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

Long-Term Debt

        The scheduled maturities of long-term obligations and future minimum rental payments under noncancellable operating leases as of June 30, 2002 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term obligations	$16,424	$6	$15,014	$17	$1,387
Operating leases	69,854	3,736	15,434	13,597	37,087

Total contractual cash obligations	$86,278	$3,742	$30,448	$13,614	$38,474

        On April 1, 2002, $15.0 million was borrowed on the Credit Facility. As of April 1, 2002, the Company had $187.5 million of credit available. Borrowings under the Credit Facility bear interest at a rate based on LIBOR plus an applicable margin as determined by the Company's leverage ratio. The Credit Facility is secured by the stock of the Company's subsidiaries. Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending December 31, 2004. Our ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility.

Critical Accounting Policies

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below.

  Impairment of Long-Lived Assets

        The Company records impairment losses when events and circumstances indicate that long-lived assets might be impaired. Long-lived assets other than goodwill and intangible assets with an indefinite useful life are determined to be impaired if the undiscounted cash flow estimated to be generated by those assets is less than the carrying amount of those assets. Goodwill and intangible assets with an indefinite useful life are determined to be impaired if the fair value of a reporting unit is less than the carrying value of the respective reporting unit. When specific assets are determined to be impaired, the cost basis of the assets is reduced to reflect their current fair market value.

        We performed a recoverability assessment of all of our long-lived assets as of January 1, 2002 and no impairment loss was required to be recognized.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is involved in various claims and lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position or results of operations.

        On June 12, 2002, Spanish Broadcasting System, Inc. filed Spanish Broadcasting System, Inc. v. Clear Channel Communications, Inc. and Hispanic Broadcasting Corporation. The case is pending in the United States District Court for the Southern District of Florida. Plaintiff alleges a variety of claims against the defendants including claims for federal and state antitrust violations under the Sherman Act, the Florida Antitrust Act, and California's Cartwright Act. Plaintiff's complaint also includes numerous other state law causes of action including, among others, tortious interference, defamation, and violation of the California Unfair Competition Act. The plaintiff, and both defendants, own and operate radio stations throughout the United States, and plaintiff's claims arise out of steps the defendants allegedly took to undermine plaintiff's radio station business. On July 31, 2002, plaintiff amended its complaint. The amended complaint seeks actual damages in excess of $500 million before any trebling under federal or state statute along with attorney fees and other unspecified damages. Defendants' response to the lawsuit is due on September 3, 2002, and there has been no discovery in the action. The Company is vigorously contesting this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Company held its Annual Meeting of Stockholders on June 4, 2002 in New York, New York.

  (b)
  The stockholders of the Company voted to elect five members to the Board of Directors as follows:

DIRECTORS	FOR	WITHHELD
McHenry T. Tichenor, Jr.	55,827,944	14,794,958
McHenry T. Tichenor	56,420,677	14,202,225
Robert W. Hughes	69,829,766	793,136
James M. Raines	69,829,752	793,150
Ernesto Cruz	69,830,201	792,701
  (c)
  The stockholders of the Company voted to approve an amendment to the Company's 1997 Employee Stock Purchase Plan as follows:

FOR	AGAINST	ABSTENTIONS
67,796,179	2,806,280	20,413
  (d)
  The stockholders of the Company voted to ratify the appointment of KPMG LLP as independent auditors for the year ending December 31, 2002 as follows:

FOR	AGAINST	ABSTENTIONS
68,251,863	2,364,871	6,168

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Univision Acquisition Corporation and Hispanic Broadcasting Corporation (incorporated by reference to Univision Communications Inc. Current Report on Form 8-K, dated June 12, 2002, File No. 001-12223).
2.2
Univision Stockholder Support Agreement, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and A. Jerrold Perenchio (incorporated by reference to Univision Communications Inc. Current Report on Form 8-K, dated June 12, 2002, File No. 001-12223).
2.3
HBC Stockholder Support Agreement, dated June 11, 2002, by and among Univision Communications Inc., Univision Acquisition Corporation, and the stockholders listed on Exhibit A thereto (incorporated by reference to Univision Communications Inc. Current Report on Form 8-K, dated June 12, 2002, File No. 001-12223).
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
4.1
Specimen certificate for the Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Amendment No. 3 to Form S-1 (Registration No. 33-78370) filed on July 8, 1994).
4.2	Specimen certificate for the Class B Common Stock.
10.1	Second Amended and Restated 1997 Employee Stock Purchase Plan, dated April 15, 2002.
  (b)
  Reports on Form 8-K

        The Company filed a report on Form 8-K dated June 12, 2002, disclosing that the Company entered into a definitive merger agreement with Univision Communications, Inc.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HISPANIC BROADCASTING CORPORATION (Registrant)
/s/ JEFFREY T. HINSON Jeffrey T. Hinson Senior Vice President/Chief Financial Officer Principal Financial Officer

Dated: August 13, 2002

Index To Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Univision Acquisition Corporation and Hispanic Broadcasting Corporation (incorporated by reference to Univision Communications Inc. Current Report on Form 8-K, dated June 12, 2002, File No. 001-12223).
2.2
Univision Stockholder Support Agreement, dated June 11, 2002, by and among Univision Communications Inc., Hispanic Broadcasting Corporation, and A. Jerrold Perenchio (incorporated by reference to Univision Communications Inc. Current Report on Form 8-K, dated June 12, 2002, File No. 001-12223).
2.3
HBC Stockholder Support Agreement, dated June 11, 2002, by and among Univision Communications Inc., Univision Acquisition Corporation, and the stockholders listed on Exhibit A thereto (incorporated by reference to Univision Communications Inc. Current Report on Form 8-K, dated June 12, 2002, File No. 001-12223).
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
4.1
Specimen certificate for the Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Amendment No. 3 to Form S-1 (Registration No. 33-78370) filed on July 8, 1994).
4.2	Specimen certificate for the Class B Common Stock.
10.1	Second Amended and Restated 1997 Employee Stock Purchase Plan, dated April 15, 2002.

QuickLinks

HISPANIC BROADCASTING CORPORATION JUNE 30, 2002 INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands except share information)
HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (in thousands except per share data)
HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) JUNE 30, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Signature
Index To Exhibits