Form 10-Q
period 2002-09-30
HISPANIC BROADCASTING CORP
filed 2002-11-14
CIK 922503

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
or
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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2002
Class A Common Stock, $.001 Par Value	80,499,197
Class B Non-Voting Common Stock, $.001 Par Value	28,312,940

HISPANIC BROADCASTING CORPORATION

SEPTEMBER 30, 2002

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	2
	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2002 and 2001 and the Nine Months Ended September 30, 2002 and 2001	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 6.	Exhibits and Reports on Form 8-K	19

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except share information)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$46,741	$59,587
Accounts receivable, net	52,686	50,241
Prepaid expenses and other current assets	1,559	748

Total current assets	100,986	110,576
Property and equipment, at cost, net	53,132	54,428
Intangible assets, net	1,140,281	1,023,400
Restricted cash	1,250	3,151
Deferred charges and other assets	13,633	50,188

Total assets	$1,309,282	$1,241,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,390	$4,700
Accrued expenses	17,678	15,968
Income taxes payable	7,271	3,349
Current portion of long-term obligations	6	6

Total current liabilities	28,345	24,023

Long-term obligations, less current portion	16,416	1,418

Deferred income taxes	134,386	119,486

Stockholders' equity:
Preferred Stock, cumulative, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Class A Common Stock, $.001 par value; authorized 175,000,000 shares; issued 81,184,697 shares and outstanding 80,499,197 shares in 2002 and issued 80,923,786 shares and outstanding 80,238,286 shares in 2001	81	81
Class B Common Stock, convertible, $.001 par value; authorized 50,000,000 shares; issued and outstanding 28,312,940 shares	28	28
Additional paid-in capital	1,046,841	1,042,907
Retained earnings	93,293	63,908
Treasury stock, at cost, 685,500 shares	(10,108)	(10,108)

Total stockholders' equity	1,130,135	1,096,816

Total liabilities and stockholders' equity	$1,309,282	$1,241,743

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues	$70,248	$65,801	$190,794	$179,493
Operating expenses (exclusive of depreciation and amortization)	21,557	22,355	59,427	56,650
Wages, salaries and benefits	22,159	19,541	64,669	57,777
Provision for bad debts	808	1,223	1,947	2,246
Depreciation and amortization	2,982	8,992	9,124	27,259
Corporate expenses	2,373	979	6,984	2,838

Operating income	20,369	12,711	48,643	32,723
Interest income (expense), net	(15)	465	169	3,002
Other, net	—	618	—	984

Income before income tax	20,354	13,794	48,812	36,709
Income tax	8,329	5,302	19,427	14,353

Net income	$12,025	$8,492	$29,385	$22,356

Net income per common share:
Basic	$0.11	$0.08	$0.27	$0.21
Diluted	$0.11	$0.08	$0.27	$0.20
Weighted average common shares outstanding:
Basic	108,777	109,007	108,691	109,001
Diluted	109,187	109,606	109,587	109,823
Other comprehensive income, net of tax:
Unrealized gain on marketable equity securities	$—	$(655)	$—	$418
Net income	12,025	8,492	29,385	22,356

Comprehensive income	$12,025	$7,837	$29,385	$22,774

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$29,385	$22,356
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,947	2,246
Depreciation and amortization	9,124	27,259
Deferred income taxes	14,900	6,200
Changes in operating assets and liabilities	(14)	2,625
Other, net	322	1,648

Net cash provided by operating activities	55,664	62,334

Cash flows from investing activities:
Acquisitions of radio stations	(75,875)	(80,061)
Cash deposited in restricted cash account related to the Albuquerque acquisition	(1,250)	—
Property and equipment acquisitions	(7,646)	(11,091)
Dispositions of property and equipment	765	15
Additions to intangible assets	(1,589)	(135)
Increase in deferred charges and other assets	(1,738)	(5,288)

Net cash used in investing activities	(87,333)	(96,560)

Cash flows from financing activities:
Borrowing on long-term obligations	15,000	—
Payments on long-term obligations	(2)	(39)
Proceeds from stock issuances	3,825	2,992
Stock repurchase	—	(10,108)

Net cash provided by (used in) financing activities	18,823	(7,155)

Net decrease in cash and cash equivalents	(12,846)	(41,381)
Cash and cash equivalents at beginning of period	59,587	115,689

Cash and cash equivalents at end of period	$46,741	$74,308

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2002

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Hispanic Broadcasting Corporation and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

        In connection with the transitional cost in excess of fair value of net assets acquired impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there is an indication that cost in excess of fair value of net assets acquired is impaired as of January 1, 2002. To accomplish this, we identified the reporting units and determined the carrying value of each reporting unit. The Company defines its reporting unit to be an individual radio market. To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's cost in excess of fair value of net assets acquired may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's cost in excess of fair value of net assets acquired, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. Any transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in our statement of income. No impairment loss was recognized for the nine months ended September 30, 2002 as a result of the transitional test discussed above.

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

3. Pending Merger

        On June 12, 2002, the Company announced a merger with Univision Communications, Inc. ("Univision"). Univision will acquire the Company in an all-stock transaction. Under the agreement, each share of the Company's common stock will be exchanged for a fixed 0.85 shares of Univision Class A Common Stock. If the Federal Communications Commission determines that the holders of the Company's Class B Common Stock have an attributable interest in Univision under the Federal Communications Act then their shares will be exchanged for a fixed 0.85 shares of Univision Class B Common Stock. The boards of directors of both companies have approved the merger and we are hopeful that it will close by year-end 2002. The merger is subject to approval by the shareholders of both companies as well as regulatory approvals and customary closing conditions.

        Included in corporate expenses are merger expenses of $0.6 and $3.0 million for the three and nine months ended September 30, 2002. Under the terms of an agreement with the Company's investment bankers, the Company will pay a $10.5 million success fee upon the completion of the merger. The $10.5 million success fee will be recognized in expense upon the completion of the merger.

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

        The fair value of the assets acquired in the Las Vegas Acquisition as of March 22, 2002 is as follows (in thousands):

Property and equipment	$26
Intangible assets	16,014

$16,040

        On October 10, 2001, the Company entered into an asset purchase agreement to acquire for $5.0 million the assets of KZOL(FM), serving the Fresno market (the "Fresno Acquisition"). On March 29, 2002, the Company closed on the Fresno Acquisition. The Company used its available cash to fund the acquisition.

        The fair value of the assets acquired in the Fresno Acquisition as of March 29, 2002 is as follows (in thousands):

Property and equipment	$90
Intangible assets	4,931

$5,021

        On December 17, 2001, the Company entered into an asset purchase agreement to acquire for $58.0 million the assets of KSOL(FM), serving the San Jose and San Francisco markets (the "San Jose Acquisition"). On April 1, 2002, the Company closed on the San Jose Acquisition. The Company used its available cash to fund the acquisition along with $15.0 million borrowed from the $191.3 million revolving credit facility (the "Credit Facility") on April 1, 2002.

        The fair value of the assets acquired in the San Jose Acquisition as of April 1, 2002 is as follows (in thousands):

Property and equipment	$415
Intangible assets	57,874

$58,289

        On August 26, 2002, the Company entered into an asset purchase agreement to acquire for $22.5 million the assets of KJFA(FM) (formerly KKRG(FM)), KIOT(FM), KVVF(FM) (formerly KOSZ(FM)), KKSS(FM) and KAJZ(FM) (formerly KRQS(FM)), serving the Albuquerque market (the "Albuquerque Acquisition"). On November 1, 2002, the Company closed on the Albuquerque Acquisition. The Company used its available cash to fund the acquisition.

        Radio stations KPTY(FM) in Houston and KDXX(FM) and KDXT(FM) in Dallas have been involved in a variety of proceedings before the Federal Communications Commission to upgrade each of the stations' signal strength. The radio signal upgrade projects for KPTY(FM) in Houston and KDXX(FM) in Dallas were substantially completed in February 2002 and the stations began broadcasting according to their new authorized signal authority. The upgrade costs of $34.9 million incurred by the Company and included in deferred charges and other assets were reclassified to intangible assets in February 2002 and are not subject to amortization. The radio signal upgrade project for KDXT(FM) in Dallas was substantially completed in July 2002 and the station began broadcasting according to its new authorized signal authority. The upgrade costs of $2.6 million incurred by the Company and included in deferred charges and other assets were reclassified to intangible assets in July 2002 and are not subject to amortization. The Company is obligated to pay an additional $0.8 million related to the upgrade projects of KDXX(FM) and KDXT(FM).

  2001 Acquisitions

        On April 24, 2001, the Company entered into an asset purchase agreement to acquire for $80.0 million the FCC licenses of a radio station broadcasting at 106.5 MHz (KOVE(FM)), serving the

Houston market (the "Houston Acquisition"). The Houston Acquisition closed on July 20, 2001. The asset acquisition was funded with available cash.

        The fair value of the assets acquired in the Houston Acquisition as of July 20, 2001 is as follows (in thousands):

Property and equipment	$2,028
Intangible assets	78,036

$80,064

        On September 4, 2001, the Company entered into an asset purchase agreement to acquire for $34.0 million the assets of KOMR(FM), KMRR(FM), KKMR(FM) and KHOV(FM), serving the Phoenix market (the "Phoenix Acquisition"). The Phoenix Acquisition closed on October 31, 2001. The asset acquisition was funded with available cash.

        The fair value of the assets acquired in the Phoenix Acquisition as of October 31, 2001 is as follows (in thousands):

Prepaid expenses and other current assets	$24
Property and equipment	2,052
Intangible assets	31,989

$34,065

        The intangible assets acquired in the Las Vegas Acquisition, the Fresno Acquisition, the San Jose Acquisition, the Albuquerque Acquisition, the Houston Acquisition and the Phoenix Acquisition are not subject to amortization.

        All of the acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the accompanying financial statements include the operations of the acquired businesses from the respective dates of acquisition.

        Unaudited pro forma results of operations for the nine months ended September 30, 2002 and 2001, calculated as though the Las Vegas Acquisition, the Fresno Acquisition, the San Jose Acquisition, the Albuquerque Acquisition, the Houston Acquisition, and the Phoenix Acquisition had occurred at the beginning of each period, is as follows (in thousands, except per share data):

	Nine Months Ended June 30,
	2002	2001
Net revenues	$194,373	$190,134
Operating income	$48,809	$32,716
Net income	$30,423	$20,448
Net income per common share—basic and diluted	$0.28	$0.19

        The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions actually been made at such dates, nor is it indicative of future operating results.

5. Intangible Assets

        Intangible assets as of September 30, 2002 are summarized as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization	$12,737	$10,925	$1,812
Intangible assets not subject to amortization	1,238,036	99,567	1,138,469

	$1,250,773	$110,492	$1,140,281

        Amortization expense for the three and nine months ended September 30, 2002 is $0.2 and $0.4 million, respectively. Estimated amortization expense of intangible assets acquired as of September 30, 2002 with finite useful lives are summarized as follows (in thousands):

Year	Amount
2002	$512
2003	525
2004	395
2005	193
2006	105

        The reconciliation of reported net income to adjusted net income, which is adjusted for the effect of amortization of intangible assets with an indefinite useful life (net of income taxes) is as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income	$12,025	$8,492	$29,385	$22,356
Broadcast licenses amortization, net of income tax	—	3,630	—	11,078
Cost in excess of fair value of net assets acquired amortization, net of income tax	—	401	—	1,223
Other intangible assets amortization, net of income tax	—	21	—	64

Adjusted net income	$12,025	$12,544	$29,385	$34,721

Adjusted net income per common share:
Basic:
Reported net income	$0.11	$0.08	$0.27	$0.21
Broadcast licenses amortization, net of income tax	—	0.03	—	0.10
Cost in excess of fair value of net assets acquired amortization, net of income tax	—	—	—	0.01
Other intangible assets amortization, net of income tax	—	—	—	—

Adjusted net income	$0.11	$0.11	$0.27	$0.32

Diluted:
Reported net income	$0.11	$0.08	$0.27	$0.20
Broadcast licenses amortization, net of income tax	—	0.03	—	0.10
Cost in excess of fair value of net assets acquired amortization, net of income tax	—	—	—	0.01
Other intangible assets amortization, net of income tax	—	—	—	—

Adjusted net income	$0.11	$0.11	$0.27	$0.31

6. Long-Term Obligations

      The Company's ability to borrow under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. The Credit Facility is secured by the stock of the Company's subsidiaries. Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company's leverage ratio. The Company borrowed $15.0 million from the Credit Facility on April 1, 2002. As of September 30, 2002, the Company has $176.3 million of credit available. The Credit Facility commitment began reducing on September 30, 1999 and continues quarterly through December 31, 2004.

7. Contingencies

        The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

        On June 12, 2002, Spanish Broadcasting System, Inc. filed Spanish Broadcasting System, Inc. v. Clear Channel Communications, Inc. and Hispanic Broadcasting Corporation. The case is pending in the United States District Court for the Southern District of Florida. Plaintiff alleges a variety of claims against the defendants including claims for federal and state antitrust violations under the Sherman Act, the Florida Antitrust Act, and California's Cartwright Act. Plaintiff's complaint also includes numerous other state law causes of action including, among others, tortious interference, defamation, and violation of the California Unfair Competition Act. The plaintiff, and both defendants, own and operate radio stations throughout the United States, and plaintiff's claims arise out of steps the defendants allegedly took to undermine plaintiff's radio station business. On July 31, 2002, plaintiff amended its complaint. The amended complaint seeks actual damages in excess of $500 million before any trebling under federal or state statute along with attorney fees and other unspecified damages. The parties have begun document discovery and deposition discovery is scheduled to begin in January 2003. The Company is vigorously contesting this matter.

8. Stockholders' Equity

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net income	$12,025	$8,492	$29,385	$22,356

Denominator:
Denominator for basic earnings per share	108,777	109,007	108,691	109,001
Effect of dilutive securities:
Stock options	389	584	882	810
Employee Stock Purchase Plan	21	15	14	12

Denominator for diluted earnings per share	109,187	109,606	109,587	109,823

        Stock options which were excluded from the computation of diluted earnings per share due to their antidilutive effect amounted to 2.0 and 1.5 million shares for the nine months ended September 30, 2002 and 2001, respectively.

9. Supplemental Cash Flows Information

        Noncash investing and financing activities for the nine months ended September 30, 2002 are as follows (in thousands):

	Increase (Decrease)
	Property and equipment, net	Intangible assets, net	Restricted cash	Deferred charges and other assets
Amounts reclassified due to the completion of radio station upgrades	$29	$36,830	$—	$(36,859)
Amounts reclassified due to radio station acquisitions	(18)	3,493	(3,151)	(324)

	$11	$40,323	$(3,151)	$(37,183)

10. Long-Term Incentive Plan

        On May 21, 1997, the stockholders of the Company approved the Hispanic Broadcasting Corporation Long-Term Incentive Plan (the "Incentive Plan"). The types of awards that may be granted under the Incentive Plan include (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) rights to receive a specified amount of cash or shares of Class A Common Stock, and (e) restricted stock. In addition, the Incentive Plan provides that directors of the Company may elect to receive some or all of their annual director compensation in the form of shares of Class A Common Stock. Subject to certain exceptions set forth in the Incentive Plan, the aggregate number of shares of Class A Common Stock that may be the subject of awards under the Incentive Plan at one time shall be an amount equal to (a) ten percent of the total number of shares of Class A Common Stock outstanding from time to time minus (b) the total number of shares of Class A Common Stock subject to outstanding awards on the date of calculation under the Incentive Plan and any other stock-based plan for employees or directors of the Company (other than the Company's Employee Stock Purchase Plan). The Company has incentive and non-qualified stock options outstanding for 5,643,266 shares of Class A Common Stock primarily to directors and key employees. The exercise prices range from $8.22 to $50.57 per share and were equal to the fair market value of the Class A Common Stock on the dates such options were granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The following discussion of the consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, the cash flows of the Company for the nine months ended September 30, 2002 and 2001, and consolidated financial condition as of September 30, 2002 and December 31, 2001 should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and the related notes included elsewhere in this report.

        Our primary source of revenues is the sale of broadcasting time for advertising. We generate the majority of our gross revenues from local advertising, which is sold primarily by each individual local radio station's sales staff, and from national spot advertising, which is sold by independent advertising sales representatives. The balance of our revenues are derived from political and network advertising sales, and miscellaneous revenues, such as rental income from tower sites, and from our Internet operation.

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

        We calculate same station results by measuring the operating performance of each radio station format in the current period to the performance in the comparable period of the prior year for each station format that has been in a Spanish-language format for two or more years. In some instances, existing station formats are moved to new radio frequencies. In most cases, the same station designation follows the format and the start-up becomes the station that launches a new Spanish-language format.

        On June 12, 2002, the Company announced a merger with Univision. Univision will acquire the Company in an all-stock transaction. The boards of directors of both companies have approved the merger and we are hopeful that it will close by year-end 2002. The merger is subject to approval by the shareholders of both companies as well as regulatory approvals and customary closing conditions.

Results of Operations for the Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

        The results of operations for the three and nine months ended September 30, 2002 are not comparable to the results of operations for the same period in 2001 primarily due to the programming format change on KQBU(FM) in Houston on August 18, 2001 and the acquisitions of KOVE(FM) in Houston on July 20, 2001, KOMR(FM), KMRR(FM), KKMR(FM) and KHOV(FM) in Phoenix on October 31, 2001, KQMR(FM) in Las Vegas on March 22, 2002, KZOL(FM) in Fresno on March 29, 2002 and KSOL(FM) in San Jose on April 1, 2002. In addition, in January 2002, the Company launched HBC Sales Integration, Inc. ("HBCSi"). The Company has adopted the marketing name HBCSi to brand all aspects of its national and network sales efforts, including HBC Radio Network sales, new business development, and, in cooperation with Katz Hispanic Media, national spot advertising sales.

        Net revenues increased by $4.4 million or 6.7% to $70.2 million for the three months ended September 30, 2002 from $65.8 million for the same period in 2001. Net revenues for the nine months ended September 30, 2002 increased by $11.3 million, or 6.3% to $190.8 million, compared to $179.5 million for the same period in 2001. Net revenues increased for the three and nine months ended September 30, 2002, compared to the same periods in 2001 primarily because of (a) revenues from start-up stations acquired or reformatted in 2000, 2001 and 2002, which represent an increase of $2.0 and $4.9 million for the three and nine months ended September 30, 2002, compared to the same periods in 2001, and (b) revenue growth of same stations, which represent an increase of $3.6 and $6.9 million for the three and nine months ended September 30, 2002, compared to the same periods in 2001.

        Operating expenses decreased by $0.9 million or 4.0% to $21.5 million for the three months ended September 30, 2002 from $22.4 million for the same period in 2001. Operating expenses for the nine months ended September 30, 2002 increased by $2.7 million or 4.8% to $59.4 million, compared to $56.7 million for the same period in 2001. Operating expenses decreased for the three months ended September 30, 2002, compared to the same period in 2001 because of (a) $1.5 million promotion expenses to improve audience ratings on new or existing stations in 2001, (b) $1.3 million impairment loss in 2001 associated with an investment, (c) partially offset by both a $1.4 million increase in 2002 for start-up stations, and (d) $0.7 million increase in 2002 for special event expenses in Los Angeles, San Francisco and HBCSi. Operating expenses increased for the nine months ended September 30, 2002, compared to the same period in 2001 because of $3.5 million for start-up stations and the $1.3 million impairment loss associated with an investment. As a percentage of net revenues, operating expenses decreased to 30.6% from 34.0% for the three months ended September 30, 2002 and 2001, respectively, and decreased to 31.1% from 31.6% for the nine months ended September 30, 2002 and 2001, respectively.

        Wages, salaries and benefits increased by $2.6 million or 13.3% to $22.1 million for the three months ended September 30, 2002 from $19.5 million for the same period in 2001. Wages, salaries and benefits for the nine months ended September, 30, 2002 increased by $6.9 million or 11.9% to $64.7 million, compared to $57.8 million for the same period in 2001. Wages, salaries and benefits for the three and nine months ended September 30, 2002 increased because of (a) start-up stations, which represent an increase of $0.8 and $2.0 million for the three and nine months ended September 30, 2002, compared to the same periods in 2001, (b) expenses related to the launch of HBCSi, which represent an increase of $0.5 and $1.7 million for the three and nine months ended September 30, 2002, compared to the same periods in 2001, (c) costs associated with increased ratings in Dallas, which represent an increase of $0.2 and $0.6 million for the three and nine months ended September 30, 2002, compared to the same periods in 2001, (d) group insurance in all markets, which represent an increase of $0.2 and $0.5 million for the three and nine months ended September 30, 2002, compared to the same periods in 2001, and (e) costs associated with the corporate office, which represent an increase of $0.2 and $0.7 million for the three and nine months ended September 30, 2002, compared to the same periods in 2001. As a percentage of net revenues, wages, salaries and benefits increased to 31.5% from 29.6% for the three months ended September 30, 2002 and 2001, respectively, and increased to 33.9% from 32.2% for the nine months ended September 30, 2002 and 2001, respectively.

        The provision for bad debts decreased $0.4 million or 33.3% to $0.8 million for the three months ended September 30, 2002 from $1.2 million for the same period in 2001. The provision for bad debts decreased $0.2 million or 9.1% to $2.0 million for the nine months ended September 30, 2002 from $2.2 million for the same period in 2001. As a percentage of net revenues, the provision decreased to 1.1% from 1.8% for the three months ended September 30, 2002 and 2001, respectively, and decreased to 1.0% from 1.2% for the nine months ended September 30, 2002 and 2001, respectively.

        Corporate expenses increased $1.4 million or 140.0% to $2.4 million for the three months ended September 30, 2002 from $1.0 million for the same period in 2001. Corporate expenses for the nine months ended September 30, 2002 increased by $4.2 million or 150.0% to $7.0 million, compared to $2.8 million for the same period in 2001. Included in corporate expenses are merger expenses of $0.6 and $3.0 million for the three and nine months ended September 30, 2002, respectively, related to the Company's merger with Univision and an increase in legal and professional fees unrelated to the merger. As a percentage of net revenues, corporate expenses increased to 3.4% from 1.5% for the three months ended September 30, 2002 and 2001, respectively, and increased to 3.7% from 1.6% for the nine months ended September 30, 2002 and 2001, respectively.

        Depreciation and amortization for the three and nine months ended September 30, 2002 decreased 66.7% for each period to $3.0 and $9.1 million, respectively, compared to $9.0 and $27.3 million for the same periods in 2001, respectively. The decrease is due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.

        Interest income (expense), net decreased to zero and $0.2 million from $0.5 and $3.0 million for the three and nine months ended September 30, 2002 and 2001, respectively. The decrease for the three and nine months ended September 30, 2002 compared to the same periods in 2001 was due to cash and cash equivalents and interest rates being higher in 2001 than in 2002.

        Other, net decreased to zero from $0.6 and $1.0 million for the three and nine months ended September 30, 2002 and 2001, respectively. The decrease was due to the final award received by the Company in 2001 related to an arbitration proceeding.

        Federal and state income taxes are being provided at an effective rate of 40.9% and 38.4% for the three months ended September 30, 2002 and 2001, respectively, and 39.8% and 39.1% for the nine months ended September 30, 2002 and 2001, respectively. The increase in the effective rate is due to merger expenses in 2002 which are not deductible for tax purposes.

        For the three months ended September 30, 2002, the Company's net income totaled $12.0 million ($0.11 per common share) compared to $8.5 million ($0.08 per common share) in the same period in 2001. For the nine months ended September 30, 2002, the Company's net income totaled $29.4 million ($0.27 per common share) compared to $22.4 million ($0.20 per common share—diluted) in the same period in 2001.

        Our business is affected by general economic conditions, which are more favorable than this same time last year due to the events of September 11, 2001. The revenue growth of the Company is significantly impacted by its Los Angeles operations, which have experienced a net revenue decline for the nine months ended September 30, 2002 compared to the comparable period last year due to increased competition. The Company's Los Angeles operations accounted for approximately 25.6% and 24.2% of total consolidated net revenues for the three and nine months ended September 30, 2002, and experienced period-over-period net revenue growth of approximately 3.7% and negative net revenue growth of 6.4% when comparing those periods to the same periods in the prior year. The financial impact on the Company of the increased competition in Los Angeles has been partially offset by the Company's success in adding to its station line-up and geographically diversifying its revenue streams over the last few years. The upgrade of radio station signals also impacts revenue growth of the Company. Signal upgrades expand the signal coverage and have resulted in additional listening share, which should translate into additional revenue in the future. Corporate expenses increased in the third quarter of 2002 compared to the same period in 2001 primarily as a result of merger costs and higher legal and professional fees unrelated to the merger. The Company anticipates that these higher legal and professional fees unrelated to the merger will continue during the next twelve to eighteen months.

Liquidity and Capital Resources

        Net cash provided by operating activities for the nine months ended September 30, 2002 was $55.7 million as compared to $62.3 million for the same period in 2001. The $6.6 million decrease from 2001 to 2002 is due to merger expenses of $3.0 million being recognized in 2002 and changes in operating assets and liabilities. Net cash used in investing activities was $87.3 and $96.6 million for the nine months ended September 30, 2002 and 2001, respectively. The $9.3 million decrease from 2001 to 2002 is due to the Houston Acquisition in 2001 being an amount greater than the aggregate cost of the 2002 acquisitions for Las Vegas, Fresno and San Jose. The cash flows used in the acquisitions is partially offset by a lower amount of spending in 2002 compared to 2001 in property and equipment and deferred charges and other assets due to the completion in February 2002 of the radio signal upgrade projects for KPTY(FM) in Houston and KDXX(FM) in Dallas. Net cash provided by financing activities was $18.8 and net cash used in financing activities was $7.1 million for the nine months ended September 30, 2002 and 2001, respectively. The $25.9 million increase from 2001 to 2002 is due to a $15.0 million borrowing from the Credit Facility in 2002 and the purchase of $10.1 million of Class A Common Stock of the Company in 2001.

        The Company paid $75.9 and $80.1 million for radio station acquisitions for the nine months ended September 30, 2002 and 2001. These acquisitions were funded with available cash, except $15.0 million of the 2002 amount was funded with an amount borrowed from the Credit Facility.

        Generally, capital expenditures are made with cash provided by operations. Capital expenditures totaled $7.6 and $11.1 million for the nine months ended September 30, 2002 and 2001. Approximately $3.2 million of the capital expenditures incurred during the nine months ended September 30, 2002 related to radio signal upgrade projects for three different radio stations in Houston and Dallas, transmitter projects in Los Angeles, Phoenix, San Antonio and San Francisco and the build-out of studio and office space in Las Vegas, Dallas, Houston, Phoenix, San Francisco, Fresno and Los Angeles compared to $7.6 million incurred in the same period of 2001 for three radio signal upgrade projects and the build-out of studio and office space in Los Angeles, San Francisco, New York, Miami and San Antonio.

        The short-term liquidity needs of the Company are $51.9 million which is the sum of current liabilities, excluding the current portion of long-term obligations, and the current portion of long-term obligations as shown in the table below. The long-term liquidity needs of the Company are shown in the table below.

        The Company is obligated to pay $0.8 million in addition to the costs incurred as of September 30, 2002, related to the upgrade projects of KDXX(FM) and KDXT(FM).

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

Long-Term Debt

        The scheduled maturities of long-term obligations, future minimum rental payments under noncancellable operating leases, radio station acquisition commitments and radio signal upgrade projects as of September 30, 2002 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term obligations	$16,422	$6	$15,015	$18	$1,383
Operating leases	68,320	1,625	15,677	13,778	37,240
Radio station acquisition, net of amount held in escrow (restricted cash)	21,081	21,081	—	—	—
Upgrade projects	800	800	—	—	—

Total contractual cash obligations	$106,623	$23,512	$30,692	$13,796	$38,623

        On April 1, 2002, $15.0 million was borrowed on the Credit Facility. As of September 30, 2002, the Company has $176.3 million of credit available. Borrowings under the Credit Facility bear interest at a rate based on LIBOR plus an applicable margin as determined by the Company's leverage ratio. The Credit Facility is secured by the stock of the Company's subsidiaries. Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending December 31, 2004. Our ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is subject to interest rate risk on the interest earned on cash and cash equivalents and the interest incurred on amounts borrowed from the Credit Facility. A change of 10% in the interest rate earned on short-term investments or charged on amounts borrowed from the Credit Facility would not have had a significant impact on the Company's historical financial statements.

ITEM 4. CONTROLS AND PROCEDURES

        Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-Q, that our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934) are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

        Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is involved in various claims and lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position or results of operations.

        On June 12, 2002, Spanish Broadcasting System, Inc. filed Spanish Broadcasting System, Inc. v. Clear Channel Communications, Inc. and Hispanic Broadcasting Corporation. The case is pending in the United States District Court for the Southern District of Florida. Plaintiff alleges a variety of claims against the defendants including claims for federal and state antitrust violations under the Sherman Act, the Florida Antitrust Act, and California's Cartwright Act. Plaintiff's complaint also includes numerous other state law causes of action including, among others, tortious interference, defamation, and violation of the California Unfair Competition Act. The plaintiff, and both defendants, own and operate radio stations throughout the United States, and plaintiff's claims arise out of steps the defendants allegedly took to undermine plaintiff's radio station business. On July 31, 2002, plaintiff amended its complaint. The amended complaint seeks actual damages in excess of $500 million before any trebling under federal or state statute along with attorney fees and other unspecified damages. The parties have begun document discovery and deposition discovery is scheduled to begin in January 2003. The Company is vigorously contesting this matter.

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
4.2	Specimen certificate for the Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q filed on August 13, 2002).
10.1	Asset Purchase Agreement, dated August 26, 2002, by and among Simmons-NM, LLC, Simmons-NM, LS, LLC and Hispanic Broadcasting Corporation.
  (b)
  Reports on Form 8-K

            The Company filed a report on Form 8-K dated August 13, 2002, disclosing that McHenry T. Tichenor, Jr., Chief Executive Officer and Jeffrey T. Hinson, Chief Financial Officer submitted unqualified certifications to the SEC, relating to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hispanic Broadcasting Corporation (Registrant)
By:	/s/ Jeffrey T. Hinson Jeffrey T. Hinson Senior Vice President/ Chief Financial Officer Principal Financial Officer

Dated: November 14, 2002

Certification

I, McHenry T. Tichenor, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Hispanic Broadcasting Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ McHenry T. Tichenor, Jr. McHenry T. Tichenor, Jr. President and Chief Executive Officer

Certification

I, Jeffrey T. Hinson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Hispanic Broadcasting Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

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
4.2	Specimen certificate for the Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q filed on August 13, 2002).
10.1	Asset Purchase Agreement, dated August 26, 2002, by and among Simmons-NM, LLC, Simmons-NM, LS, LLC and Hispanic Broadcasting Corporation.