Form 10-K
period 2002-12-31
HISPANIC BROADCASTING CORP
filed 2003-03-31
CIK 922503

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002, or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES X    No

        On June 28, 2002 (the last business day of the Company's most recently completed second quarter), the aggregate market price of the Class A Common Stock, $.001 par value, of the Company, held by non-affiliates of the Company was approximately $1,746 million. (For purposes hereof, directors, executive officers and 10% or greater shareholders of the Company have been deemed affiliates).

        On March 15, 2003, there were 80,554,583 outstanding shares of Class A Common Stock, $.001 par value per share.

HISPANIC BROADCASTING CORPORATION
INDEX TO FORM 10-K

PART I.

ITEM 1. BUSINESS

General

        Hispanic Broadcasting Corporation (the "Company") is the largest Spanish-language radio broadcasting company, as measured in gross revenues, and the 9th largest radio broadcaster in the United States(a). As of December 31, 2002, the Company owned and operated 62 radio stations in 15 markets. Our stations are located in 15 of the top twenty-five largest Hispanic markets in the United States, including Los Angeles, New York, Miami, Chicago, Houston, San Francisco/San Jose, Dallas/Fort Worth, San Antonio, McAllen/Brownsville/Harlingen, Phoenix, San Diego, El Paso, Fresno, Las Vegas and Albuquerque. In addition, we also operate HBC Radio Network, which is one of the largest Spanish-language radio broadcast networks in the United States in terms of audience delivery, and HBCi which operates the Company's Internet website at www.hispanicbroadcasting.com and a network of Hispanic community-focused bilingual websites at www.netmio.com.

        The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") will be available free of charge on the Company's website at www.hispanicbroadcasting.com, beginning on April 1, 2003 and, in the future for so long as the Company remains subject to the reporting requirements of the Exchange Act, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission.

        Our strategy is to own and program top performing Spanish-language and other Hispanic-targeted radio stations, principally in the 15 largest Hispanic markets in the United States. The Company programs 47 radio formats on 62 radio stations. As of the Fall 2002 Arbitron Ratings Book, we operated the leading Spanish-language radio station in the adult 25-54 age group, as measured by audience share, in 9 of the 15 largest markets and, during this same period, we operated 14 top-ten ranked radio stations, regardless of language or format, in such station's market.

        We intend to acquire or develop Hispanic-targeted radio stations in the leading Hispanic markets. The Company historically has acquired under-performing radio stations with good signal coverage of the target population and converted the existing station format to a Hispanic-targeted format. In addition, the Company also seeks to acquire radio stations whose radio signals might eventually be upgraded or improved. The Company's acquisition strategy typically results in a new, start-up acquisition generating operating losses for 12 to 18 months from the date of that acquisition. We believe that the largest Hispanic markets are generally underserved by the existing Hispanic-targeted radio stations. As a result, we expect our acquisitions will achieve an acceptable level of profitability as we build audiences and as more and more advertisers target Hispanics.

        On June 11, 2002, the Company entered into an Agreement and Plan of Reorganization with Univision Communications Inc. ("Univision") and Univision Acquisition Corporation, a wholly-owned subsidiary of Univision. Pursuant to the terms of the agreement, the Company will become a wholly-owned subsidiary of Univision. Univision is a Spanish-language media company based in the United States. Its operations include: Univision Network, a Spanish-language broadcast television network located in the United States; TeleFutura Network, a 24-hour general-interest Spanish-language broadcast television network; Univision Television Group, which owns and operates 22 Univision Network television stations and 1 UPN television station; TeleFutura Television Group, which owns and operates 27 TeleFutura Network television stations; Galavisión, a Spanish-language cable network; Univision Music Group, which includes the Univision Music label, Fonovisa Records label, and a 50% interest in Mexican based Disa Records label as well as Fonomusic and America Musical Publishing companies; and Univision Online, an Internet company in the U.S. Hispanic market located at www.univision.com.

(a)
The Company's ranking as a U.S. radio broadcaster is provided by BIA Research, Inc.

        In the merger, the stockholders of the Company will exchange each share of their capital stock in the Company for the right to receive 0.85 share of the Class A common stock of Univision. As a result of the merger, the stockholders of the Company will acquire approximately 93 million shares of Class A common stock of Univision, which will, assuming no exercise of options or warrants, represent approximately 29% of the outstanding shares of Univision and approximately 14% of the outstanding voting power of Univision as of March 15, 2003.

        The stockholders of the Company and Univision each approved the merger on February 28, 2003. On March 26, 2003, the Company and Univision reached an agreement with the United States Department of Justice ("DOJ") regarding the merger. The closing of the merger also is conditioned on the approval of the Federal Communications Commission (the "FCC") and other customary closing conditions. We anticipate receiving FCC approval during April 2003 and closing the merger shortly thereafter.

        The following table sets forth certain information regarding the radio stations that we owned and programmed as of December 31, 2002:

		No. of Stations
Ranking of Market by Hispanic Population(a)
	Market	AM	FM
1	Los Angeles	1	4
2	New York	1	1
3	Miami	2	2
4	Chicago	2	1
5	Houston	2	6
6	San Francisco/San Jose	0	3
7	Dallas/Fort Worth	2	5
8	San Antonio	2	6
9	McAllen/Brownsville/Harlingen	1	2
10	Phoenix	0	5
11	San Diego	0	2
13	El Paso	2	1
16	Fresno	0	1
17	Las Vegas	1	2
20	Albuquerque	0	5

	Total	16	46

(a)
Ranking of the principal radio market served by the Company's station(s) among all U.S. radio markets by Hispanic population as reported by 2002 Arbitron Metro.

        The Company believes Hispanic-targeted radio broadcasting has significant growth potential for the following reasons:

  •
  The U.S. Hispanic population is growing rapidly. The U.S. Hispanic population grew from an estimated 22.6 million (approximately 9% of the total U.S. population) at the end of 1990, to an estimated 37 million (approximately 13% of the total U.S. population) by the end of the year 2001. The growth rate is approximately seven times the growth rate for the non-Hispanic population in the U.S. during the same period.

  •
  The U.S. Hispanic population is concentrated in 15 markets. Approximately 58.9% (approximately 21.8 million) of all U.S. Hispanics live in the top 15 markets. The U.S. Hispanic population in the top 15 markets, as a percentage of total population in such markets, has increased from 18.2% in 1990 to approximately 25.7% in 2002. The percentage concentration of Hispanics in the top 15 markets is approximately twice the percentage of Hispanics in the U.S., as a whole. Since 1990, the Hispanic population growth has represented approximately 54.8% of the total population growth in the Top 15 Hispanic markets.

  •
  U.S. Hispanics represent an attractive consumer market. Advertisers target Hispanics because, on average, they are younger, their households are larger in size and they routinely spend greater percentages of their income on many different kinds of goods and services than do non-Hispanic households. U.S. Hispanic buying power represents approximately 7.6% of the total U.S. buying power. The Company believes that as a result, advertisers have substantially increased their use of Spanish media. Total Spanish-language advertising revenues have increased from approximately $1.2 billion in 1996 to an estimated $2.5 billion in 2002. This represents a compound annual growth rate of approximately 12.7%, which is substantially greater than the estimated growth rate for total advertising for the comparable period.

        The Company was incorporated under the laws of the State of Delaware in 1992. The Company's principal executive offices are located at 3102 Oak Lawn Avenue, Suite 215, Dallas, Texas 75219 and the telephone number is (214) 525-7700.

Hispanic-Targeted Radio

        Due to differences in origin, Hispanics are not a homogeneous group. The music, culture, customs and Spanish dialects vary from one radio market to another. Consequently, the Company programs its stations in a manner responsive to the local preferences of the target demographic audience in each of the markets it serves. A well-researched mix of Spanish-language music and on-air programming at an individual station can attract a wide audience targeted by advertisers. Programming is continuously monitored to maintain its quality and relevance to the target audience. Most music formats are primarily variations of Regional Mexican, Tropical, Tejano and Contemporary music styles. Hispanics who may use English along with Spanish, or perhaps favor English over Spanish, are also reached by the Company's stations through English-language formats tailored to the tastes of Hispanic audiences. The Company currently programs stations in the classis rock, smooth jazz, and rhythmic/contemporary hit formats in this fashion. A brief description of the Company's primary programming formats follows:

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

        Tropical.    The Tropical format primarily consists of Salsa, Merengue, and Cumbia music. Salsa is dance music combining Latin Caribbean rhythms with jazz. Salsa includes music from Puerto Rico, Cuba, and the Dominican Republic and is popular with Hispanics living in New York, Miami and Chicago. Merengue music is up-tempo dance music originating in the Dominican Republic. There are also regional derivatives of tropical in Mexico, Central and South America, all based substantially on the Colombian cumbia style.

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

Company's Stations

        The following table sets forth information regarding the formats and target demographics of the radio stations owned and programmed by the Company as of December 31, 2002:

Ranking of Market by Hispanic Population(a)	Market(b)	Station	Station Format	Primary Demographic Market
1	Los Angeles	KLVE(FM)	Contemporary	A 25-54
		KSCA(FM)	Regional Mexican	A 25-54
		KTNQ(AM)	Spanish Oldies	A 35+
		KRCD(FM)	Spanish Oldies	A 35+
		KRCV(FM)	Spanish Oldies	A 35+
2	New York	WCAA(FM)	Contemporary	A 18-34
		WADO(AM)	News/Talk	A 35+
3	Miami	WAMR(FM)	Contemporary	A 25-54
		WRTO(FM)	Tropical	A 18-34
		WAQI(AM)	News/Talk	A 35+
		WQBA(AM)	News/Talk	A 35+
4	Chicago	WOJO(FM)	Regional Mexican	A 18-49
		WIND(AM)	News/Talk	A 25-54
		WVIV(AM)	Contemporary	A 18-49
5	Houston	KLTN(FM)	Regional Mexican	A 18-49
		KOVE(FM)	Contemporary	A 18-49
		KPTY(FM)	Rhythmic (English)	A 18-34
		KLTO(FM)	Rhythmic (English)	A 18-34
		KOBT(FM)	Contemporary	A 18-34
		KLAT(AM)	Full Service	A 25-54
		KRTX(AM)	Tejano	A 25-54
		KQBU(FM)	Regional Mexican	A 18-49
6	San Francisco	KSOL(FM)	Regional Mexican	A 18-49
	San Jose	KSQL(FM)	Regional Mexican	A 18-49
		KEMR(FM)	Contemporary	A 18-49
7	Dallas/Fort Worth	KLNO(FM)	Regional Mexican	A 18-49
		KHCK(FM)	Tejano	A 25-49
		KDXX(FM)	Contemporary	A 18-49
		KDOS(FM)	Regional Mexican	A 18-49
		KESS(FM)	Regional Mexican	A 18-49
		KESS(AM)	Regional Mexican/Sports	A 18-54
		KHCK(AM)	Tejano	A 25-49
8	San Antonio	KXTN(FM)	Tejano	A 25-54
		KROM(FM)	Regional Mexican	A 25-54
		KXTN(AM)	Tejano	A 25-54
		KCOR(AM)	Contemporary	A 18-49

		KBBT(FM)	Rhythmic (English)	A 18-34
		KCOR(FM)	Contemporary	A 18-49
		KVCQ(FM)(c)	N/A	N/A
		KBAE(FM)(c)	Oldies	A 25-54
9	McAllen/Brownsville/Harlingen	KGBT(FM)	Regional Mexican	A 25-54
		KBTQ(FM)	Rhythmic (English)	A 18-34
		KGBT(AM)	News/Talk	A 25-54
10	Phoenix	KHOT(FM)	Regional Mexican	A 25-54
		KHOV(FM)	Regional Mexican	A 25-54
		KOMR(FM)	Contemporary	A 18-34
		KMRR(FM)	Contemporary	A 18-34
		KKMR(FM)	Contemporary	A 18-49
11	San Diego	KLQV(FM)	Contemporary	A 25-54
		KLNV(FM)	Regional Mexican	A 18-49
13	El Paso	KBNA(FM)	Contemporary	A 25-54
		KBNA(AM)	Contemporary	A 25-54
		KAMA(AM)	Spanish Oldies	A 35+
16	Fresno	KZOL(FM)	Regional Mexican	A 18-49
17	Las Vegas	KISF(FM)	Regional Mexican	A 18-49
		KLSQ(AM)	Spanish Oldies	A 35+
		KQMR(FM)	Contemporary	F 25-54
20	Albuquerque	KJFA(FM)	Regional Mexican	A 18-49
		KIOT(FM)	Classic Rock (English)	A 25-64
		KVVF(FM)	Contemporary	A 18-49
		KKSS(FM)	Rhythmic (English)	A 18-34
		KAJZ(FM)	Smooth Jazz (English)	A 25-54

(a)
Statistical information contained herein regarding the radio industry and population ranking is taken from the 2002 Arbitron Hispanic Metro (MSA) Population Ranking, Adults 12+ excluding the embedded MSAs San Jose and Nassau/Suffolk.
(b)
Actual city of license may differ from the broader metropolitan market served.
(c)
A wholly-owned subsidiary of Hispanic Broadcasting Corporation owns 75.5% of Rawhide Radio, LLC which owns these radio stations.

        The following table sets forth selected information with regard to Company owned radio station FCC licenses:

Station/Market	Date Acquired	License Expiration Date	Broadcast Frequency
KLVE(FM), Los Angeles, CA	10/85	12/01/05	107.5 MHz
KSCA(FM), Los Angeles, CA	09/99	12/01/05	101.9 MHz
KTNQ(AM), Los Angeles, CA	10/85	12/01/05	1020 kHz
KRCD(FM), Los Angeles, CA	01/00	12/01/05	103.9 MHz
KRCV(FM), Los Angeles, CA	01/00	12/10/05	98.3 MHz
WCAA(FM), New York, NY	05/98	06/01/06	105.9 MHz

WADO(AM), New York, NY	08/94	06/01/06	1280 kHz
WAMR(FM), Miami, FL	08/94	02/01/04	107.5 MHz
WRTO(FM), Miami, FL	10/89	02/01/04	98.3 MHz
WAQI(AM), Miami, FL	10/89	02/01/04	710 kHz
WQBA(AM), Miami, FL	08/94	02/01/04	1140 kHz
WOJO(FM), Chicago, IL	02/97	12/01/04	105.1 MHz
WIND(AM), Chicago, IL	02/97	12/01/04	560 kHz
WVIV(AM), Chicago, IL	07/95	12/01/04	1200 kHz
KLTN(FM), Houston, TX	05/98	08/01/05	102.9 MHz
KOVE(FM), Houston, TX	07/01	08/01/05	106.5 MHz
KPTY(FM), Houston, TX	02/97	08/01/05	104.9 MHz
KLTO(FM), Houston, TX	02/97	08/01/05	105.3 MHz
KOBT(FM), Houston, TX	02/97	08/01/05	100.7 MHz
KLAT(AM), Houston, TX	02/97	08/01/05	1010 kHz
KRTX(AM), Houston, TX	02/97	08/01/05	980 kHz
KQBU(FM), Houston, TX	02/97	08/01/05	93.3 MHz
KSOL(FM), San Francisco/San Jose, CA	02/97	12/01/05	98.9 MHz
KSQL(FM), San Francisco/San Jose, CA	02/97	12/01/05	99.1 MHz
KEMR(FM), San Francisco/San Jose, CA	04/02	12/01/05	105.7 MHz
KLNO(FM), Dallas/Ft. Worth, TX	09/99	08/01/05	94.1 MHz
KHCK(FM), Dallas/Ft. Worth, TX	07/95	08/01/05	99.1 MHz
KDXX(FM), Dallas/Ft. Worth, TX	06/95	08/01/05	107.1 MHz
KDOS(FM), Dallas/Ft. Worth, TX	04/95	08/01/05	107.9 MHz
KESS (FM), Dallas/Ft. Worth, TX	08/94	08/01/05	107.9 MHz
KESS(AM), Dallas/Ft. Worth, TX	08/94	08/01/05	1270 kHz
KHCK(AM), Dallas/Ft. Worth, TX	12/94	08/01/05	1480 kHz
KXTN(FM), San Antonio, TX	02/97	08/01/05	107.5 MHz
KROM(FM), San Antonio, TX	02/97	08/01/05	92.9 MHz
KXTN(AM), San Antonio, TX	02/97	08/01/05	1310 kHz
KCOR(AM), San Antonio, TX	02/97	08/01/05	1350 kHz
KBBT(FM), San Antonio, TX	09/00	08/01/05	98.5 MHz
KCOR(FM), San Antonio, TX	09/00	08/01/05	95.1 MHz
KVCQ(FM), San Antonio, TX	12/02	08/01/05	97.7 MHz
KBAE(FM), San Antonio, TX	12/02	08/01/05	96.3 MHz
KGBT(FM), McAllen/Brownsville/Harlingen, TX	02/97	08/01/05	98.5 MHz
KBTQ(FM), McAllen/Brownsville/Harlingen, TX	02/97	08/01/05	96.1 MHz
KGBT(AM), McAllen/Brownsville/Harlingen, TX	02/97	08/01/05	1530 kHz
KHOT(FM), Phoenix, AZ	04/99	10/01/05	105.9 MHz
KHOV(FM), Phoenix, AZ	10/01	10/01/05	105.3 MHz
KOMR(FM), Phoenix, AZ	10/01	10/01/05	106.3 MHz
KMRR(FM), Phoenix, AZ	10/01	10/01/05	100.3 MHz
KKMR(FM), Phoenix, AZ	10/01	10/01/05	106.5 MHz
KLQV(FM), San Diego, CA	08/98	12/01/05	102.9 MHz
KLNV(FM), San Diego, CA	08/98	12/01/05	106.5 MHz
KBNA(FM), El Paso, TX	02/97	08/01/05	97.5 MHz
KBNA(AM), El Paso, TX	02/97	08/01/05	920 kHz
KAMA(AM), El Paso, TX	02/97	08/01/05	750 kHz
KZOL(FM), Fresno, CA	03/02	12/01/05	107.9 MHz
KISF(FM), Las Vegas, NV	04/99	10/01/05	103.5 MHz

KLSQ(AM), Las Vegas, NV	08/95	10/01/05	870 kHz
KQMR(FM), Las Vegas, NV	03/02	10/01/05	99.3 MHz
KJFA(FM), Albuquerque, NM	08/02	10/01/05	101.3 MHz
KIOT(FM), Albuquerque, NM	08/02	10/01/05	102.5 MHz
KVVF(FM), Albuquerque, NM	08/02	10/01/05	101.7 MHz
KKSS(FM), Albuquerque, NM	08/02	10/01/05	105.1 MHz
KAJZ(FM), Albuquerque, NM	08/02	10/01/05	105.1 MHz

Competition

        Radio broadcasting is a highly competitive business. The Company's radio stations compete for audiences and advertising revenues with other radio stations of all formats, as well as with other media, such as newspapers, magazines, television, cable television, outdoor advertising, online, and direct mail, within their respective markets. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced such as (1) satellite-delivered digital audio radio service, which has resulted and is expected to result in the introduction of new subscriber based satellite radio services with numerous niche formats; and (2) audio programming by cable systems, direct broadcast satellite systems, Internet content providers, personal communications services and other digital audio broadcast formats.

        The FCC adopted a plan in 1999 for the establishment of non-commercial "microbroadcasting" stations, low-powered FM stations that will be designed to serve small localized areas and that in some localized areas may cause interference with regular broadcast by existing radio stations. Satellite delivered audio provides a medium for the delivery by satellite or supplemental terrestrial means of multiple new audio programming formats to local and/or national audiences. XM Satellite Radio launched its commercial service on September 25, 2001 and Sirius Satellite Radio launched service on February 14, 2002. The Company entered into a Programming Partner Agreement with XM Satellite Radio in 1998, in which the Company agreed to develop, produce and supply to XM Satellite Radio certain Spanish-language programming to be distributed over one or more audio channels of the digital audio radio service implemented by XM Satellite Radio in the continental United States.

        Audience ratings and market shares are subject to change and any adverse change in the Company's ratings in a particular market could have a material adverse effect on the revenues of stations located in that market. Future operations are further subject to many variables which could have an adverse effect upon the Company's financial performance. These variables include economic conditions, both general and relative to the broadcasting industry; shifts in population and other demographics; the level of competition for advertising dollars with other radio stations and other entertainment and communications media; fluctuations in operating costs; technological changes and innovations; changes in labor conditions; and changes in governmental regulations and policies and actions of federal regulatory bodies, including the FCC, the Federal Trade Commission ("FTC"), and the DOJ. Although the Company believes that each of its stations does or will be able to compete effectively in its respective market, there can be no assurance that any such station will be able to maintain or increase its current audience ratings and advertising revenues. Radio stations can quickly change formats. Any radio station could shift its format to duplicate the format of any of the Company's stations. If a station converted its programming to a format similar to that of a station owned by the Company, the ratings and operating income of the Company's station could be adversely affected.

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

        The 1996 Act and the FCC's subsequently issued rule changes eliminated the national ownership restriction, allowing a single entity to own nationally any number of AM or FM broadcast stations. The 1996 Act and the FCC's rules also greatly eased local radio multiple ownership restrictions. The maximum number of radio stations in which a person or entity is allowed to hold an "attributable interest" depends on the number of radio stations within the defined market. In markets with more than 45 commercial radio stations, an entity may own, operate or control a maximum of eight stations, with no more than five in either service (AM or FM). In markets of 30-44 stations, an entity may own as many as seven stations, with no more than four in either service; in markets with 15-29 stations, an entity may own as many as six stations, with no more than four in either service. In markets with 14 stations or less, an entity may own as many as five stations or 50% of all of the stations, whichever is less, with no more than three stations in either service. It should be noted, however, that the DOJ has precluded certain entities from acquiring the maximum number of radio stations allowed in a market under the 1996 Act because of anti-trust concerns. Thus, it is possible that the Company would, in certain instances, be unable to acquire the maximum number of stations allowed in a market under the 1996 Act. The FCC has placed limitations on time brokerage (local marketing) agreements ("LMA") through which the licensee of one radio station provides the programming for another licensee's station in the same market. In LMA situations, stations operating in the same service (e.g., both stations are AM) with substantial contour overlap are prohibited from duplicating more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to an LMA is required, under certain circumstances, to count that station toward its numerical maximum even though it does not own the station.

        The FCC's regulations limit the number of radio stations an entity may own or control in markets where the entity also owns or controls one or more television stations. The FCC currently permits an entity to own or control more than one radio station in a market in which the entity also owns or controls one or more television stations, depending on the number of independent voices existing in the market. The FCC's regulations also prohibit an entity from owning both a radio station and a daily newspaper of general circulation in the same market, but the FCC has initiated a proceeding and sought public comment on whether it should relax or eliminate its radio/newspaper cross-ownership restriction.

        Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any further changes the FCC or Congress may adopt. Significantly, the 1996 Act requires the FCC to review its remaining ownership rules biennially—as part of its regulatory reform obligations—to determine whether its various rules are still necessary. In November 2001, the FCC issued a Notice of Proposed Rule Making which solicits public comment on the current local radio multiple ownership rules; the interim processing guidelines announced by the FCC in the November 2002 Notice remain in effect. Also, in September 2002, the FCC issued another Notice of Proposed Rule Making into which it merged the November 2001 Notice and the comments which had been filed into a more comprehensive proceeding to address many other broadcast and other media matters affecting radio, TV, newspapers, etc.; the latter proceeding remains pending at the FCC at this time. The Company cannot predict the impact of future announcements in the biennial review process or any other agency or legislative initiatives upon the FCC's broadcast rules.

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

Alien Ownership Restrictions.

        The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal to grant or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances. The Company, which serves as a holding company for subsidiaries that serve as licensees for the stations, therefore may be restricted from having more than one-fourth of its stock owned or voted directly or indirectly by non-U.S. citizens, foreign governments, representatives of non-U.S. citizens or foreign governments, or foreign corporations. Our certificate of incorporation prohibits the ownership, voting and transfer of our capital stock in violation of the FCC restrictions, and prohibits the issuance of capital stock or the voting rights such capital stock represents to or for the account of aliens or corporations otherwise subject to domination or control by aliens in excess of the FCC limits. The certificate of incorporation authorizes our board of directors to enforce these prohibitions.

Other Regulations Affecting Radio Broadcasting Stations.

        Although the FCC has significantly reduced its regulation of radio broadcast stations, the FCC rules and policies, and rules and policies of other federal agencies, currently regulate matters such as political advertising practices, equal employment opportunities, application procedures and other areas affecting the business and operations of radio broadcast stations.

Antitrust Matters.

        An important element of the Company's growth strategy involves the acquisition of additional radio stations, many of which are likely to require preacquisition antitrust review by the FTC or the DOJ. Following passage of the 1996 Act, the DOJ has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks, particularly in instances where the proposed acquirer seeks to acquire another radio station in a market in which it already owns stations. The DOJ has, in some cases, obtained consent decrees requiring radio station divestitures in specific markets based on allegations that proposed acquisitions would lead to unacceptable concentration levels. There can be no assurance that the DOJ or the FTC will not seek to bar the Company from acquiring additional radio stations in a market where the Company already owns stations.

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

        Congress and the FCC currently have under consideration, and may in the future, adopt new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation and ownership of the Company's broadcast properties. For example, the FCC has adopted rules which, with limited exceptions, require the holder of an FCC construction permit to complete construction of new or modified facilities within three (3) years of grant. In November 2002, the FCC adopted new broadcast equal employment opportunity rules which became effective on March 10, 2003. In addition to the changes and proposed changes noted above, such matters include, for example, the license renewal process, spectrum use fees, political advertising rates, and potential restrictions on the advertising of certain products (liquor, beer and wine, for example). Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry. The foregoing does not purport to be a complete summary of all the provisions of the Communications Act, or the 1996 Act, nor of the regulations and policies of the FCC thereunder. Proposals for revised regulations and requirements are currently pending before Congress and federal regulatory agencies, and additional regulations will undoubtedly be considered in the future from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

Risk Factors

Decreases in Operating Income from Our Los Angeles Stations Could Significantly Reduce Our Overall Results of Operations.

        The portion of our overall net revenue attributable to the Los Angeles market was 23.9% for the year ended December 31, 2002. In addition, the portion of our overall operating income attributable to the Los Angeles market was 41.7% for the year ended December 31, 2002. Increased competition for advertising dollars with other radio stations and communications media in the Los Angeles metropolitan area, both from other radio stations and from other advertising media such as television and newspapers, and other competitive and economic factors have and may continue to cause a decline in revenue generated by our Los Angeles stations. A significant decline in the revenue of the Los Angeles stations could significantly reduce our overall results of operations.

Significant Control by the Tichenor Family May Impact or Constrain Our Future Actions.

        As of March 15, 2003, McHenry T. Tichenor, Jr., our Chairman, President and Chief Executive Officer, and his family held voting control over approximately 16.2% of the shares of our Class A Common Stock. Since these shares are subject to a voting agreement, the Tichenor family can exert significant influence over the election of our board of directors and other management decisions.

Clear Channel's Ownership of All Our Class B Common Stock Means that Clear Channel May Have a Class Vote on Mergers, Consolidations, and Sales of Substantially All Our Assets.

        As of March 15, 2003, Clear Channel Communications, Inc. ("Clear Channel") owned no shares of our Class A Common Stock and thus was not entitled to vote in the election of our directors. However, Clear Channel does own all the outstanding shares of our Class B Common Stock, par value $.001 per share, which accounts for approximately 26.0% of our common stock. As long as Clear Channel owns at least 20.0% of our common stock, Clear Channel will have a class vote regarding, and could potentially veto, the following:

  •
  sales of all or substantially all our assets;

  •
  any merger or consolidation involving the Company where our stockholders immediately prior to the transaction would not own at least 50.0% of the capital stock of the surviving entity;

  •
  any reclassification, capitalization, dissolution, liquidation, or winding up of the Company;

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

        The similarity of the respective businesses of the Company and Clear Channel gives rise to potential conflicts of interest between the two companies. The Company and Clear Channel are each engaged in the radio broadcasting business in certain markets, and as a result, are competing with each other for advertising revenues. As of December 31, 2002, Clear Channel owned, programmed, or sold airtime for 1,184 radio stations in the United States, as well as radio stations in a number of foreign countries. Clear Channel also owned or programmed 34 television stations and was one of the world's largest outdoor advertising companies based on its total inventory of advertising display faces. Clear Channel's television and outdoor advertising operations may also be deemed to compete with our business. In addition, conflicts could arise with respect to transactions involving the purchase or sale of radio broadcasting companies, particularly Spanish-language radio broadcasting companies, the issuance of additional equity securities, or the payment of dividends by the Company. For instance, Clear Channel currently owns a 40% equity interest in Grupo ACIR Comunicaciones, one of the largest radio broadcasters in Mexico.

We May Compete Directly or Indirectly With Clear Channel in the Future With Respect to Acquisitions and Investment Opportunities in New Lines of Business and New Markets, but We May Lack the Financial Resources Necessary to Compete with Clear Channel in these New Lines and Markets.

        Clear Channel is engaged in the Spanish-language radio broadcasting business in the United States, other than through its ownership of shares in the Company. Clear Channel may from time to time acquire domestic Spanish-language radio broadcasting companies or an interest in such companies, individually or as part of a larger group. Furthermore, Clear Channel may from time to time seek to make international acquisitions of, or investments in, companies engaged in the Spanish-language radio broadcasting business outside the United States, and we may compete with Clear Channel for such acquisition or investment opportunities. To the extent we enter into new lines of business, we may compete directly or indirectly with Clear Channel, and we may compete with Clear Channel in the future with respect to acquisitions and investment opportunities in these areas.

        Because we are significantly smaller than Clear Channel, we may lack the financial resources necessary to compete with Clear Channel in these new lines of business and new markets. Similarly, while Clear Channel could pursue very large business expansions, acquisition opportunities could arise which require greater financial resources than those available to us.

Cancellations or Reductions of Advertising Could Adversely Affect Our Results of Operation

        In the competitive radio broadcasting industry, the success of each of our radio stations is primarily dependent upon its share of the overall advertising revenue within its market. Although we believe that each of our stations can compete effectively in its broadcast area, we cannot be sure that any of our stations can maintain or increase its current audience ratings or market share, or that advertisers will not decrease the amount they spend on advertising. Shifts in population, demographics, audience tastes and other factors beyond our control could cause us to lose market share. Our stations also compete for audiences and advertising revenue directly with other radio and television stations. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue.

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

        Part of our strategy is to acquire radio stations and convert them to a Spanish-language or other Hispanic-targeted format. This conversion strategy requires a heavy initial investment of both financial and management resources. Start-up stations typically incur losses for a period approximately 12 to 18 months from the date of launch of a station's format because of the time required to build up ratings and station loyalty. We cannot guarantee that this strategy will be successful in any given market, even though we may incur substantial costs and losses in implementing this part of our strategy.

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

Caution Concerning Forward-Looking Statements

        This report may contain forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of works such as "anticipates," "believes," "continues," "expects," "intends," "likely," "may," "opportunity," "plans," "potential," "project," "will," and similar expressions to indicate forward-looking statements, whether in the negative or the affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control, which could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

  •
  the highly competitive nature of, and uncertain effect of new technologies on, the radio broadcasting industry;

  •
  the risks associated with our acquisition and upgrade strategies generally;

  •
  the risks associated with achieving positive operating results on our start-up stations;

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

Signal Improvements

        From time to time, the Company has sought to improve the signal coverage of selected stations it owns. In addition, the Company has and will in the future seek to acquire and/or to participate in proceedings at the FCC that would allow the radio signals of the Company's existing radio stations or stations it might acquire in the future to be upgraded or improved. A proceeding to change the signal coverage of one of our radio stations can take years to complete. As a result, the Company may have to invest or spend money during the upgrade process without knowing if the process will ultimately be successful. The upgrade process is typically subjected to one or more objections and/or counterproposals by other station owners. These objections require time to resolve and might result in additional, unforeseen payments or costs in order to complete the upgrade. At December 31, 2002, the Company had invested approximately $4.6 million in various upgrade proceedings or efforts with respect to its stations and is obligated to pay in the future approximately $0.8 million associated with one upgrade project. The Company is also working a variety of upgrade moves that, if successful, could obligate the Company to pay additional amounts to complete the upgrades. There can be no assurances that any pending or future upgrades will be successfully concluded. Any investment the Company makes, is obligated to make, or has made in upgrade attempts that prove to be unsuccessful would likely require write-downs or write-offs. The Company's current exposure associated with various uncompleted upgrade projects, if partially or totally written off as a result of unsuccessful outcomes of these projects, would not be material to the overall financial position of the Company.

Industry Segments

        The Company considers radio broadcasting to be its only operating segment.

Employees

        As of January 25, 2003, the Company employed 1,051 persons on a full-time basis, including corporate employees and 90 employees (at WCAA(FM) and WADO(AM) in New York City) who are subject to two collective bargaining agreements. The Company considers its employee relations to be good.

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

        The types of properties required to support each of the Company's radio stations listed in Item 1 above include office and transmitter sites. A radio station's studios are generally housed with its offices in downtown or business districts. A radio station's transmitter sites generally are located in a manner that provides maximum market coverage subject to the station's FCC license and FCC rules and regulations.

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

        A substantial amount of the Company's operating income was generated by the Company's Los Angeles stations during 2002. Accordingly, the offices, studios, transmitter sites and antenna sites used in the operation of the Company's Los Angeles stations may be material to the Company's overall operations.

        As noted in Item 1 above, as of December 31, 2002, the Company owned and operated 62 radio stations in 15 markets throughout the United States. Therefore, except as set forth above, no one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations. The Company owns substantially all of the equipment used in its radio broadcasting business.

ITEM 3. LEGAL PROCEEDINGS

        The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of business and as described below and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operation of the Company.

        On June 12, 2002, Spanish Broadcasting System, Inc. ("SBS") filed Spanish Broadcasting System, Inc. v. Clear Channel Communications, Inc. and Hispanic Broadcasting Corporation in the United States District Court for the Southern District of Florida. SBS alleged a variety of claims against the defendants including claims for federal and state antitrust violations under the Sherman Act, the Florida Antitrust Act, and California's Cartwright Act. Plaintiff's complaint also included numerous other state law causes of action including, among others, tortuous interference, defamation, and violation of the California Unfair Competition Act. The plaintiff, and both defendants, own and operate radio stations throughout the United States, and plaintiff's claims arose out of steps the defendants allegedly took to undermine plaintiff's radio station business. On July 31, 2002, plaintiff amended its complaint. The amended complaint sought actual damages in excess of $500 million before any trebling under federal or state statute along with attorney fees and other unspecified damages. On January 31, 2003, the United States District Court entered a final order dismissing the case with prejudice. On February 14, 2003, SBS filed a motion for reconsideration of the order which dismissed the case. SBS has announced that, if its motion for reconsideration is not granted, then it will appeal the dismissal order. The Company is vigorously contesting this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Class A Common Stock

        The Class A Common Stock is traded on the New York Stock Exchange under the symbol "HSP." The following table sets forth for each of the periods presented below, the high and low closing sale prices per share:

	High	Low
Year Ended December 31, 2001
First Quarter	$37.44	$17.90
Second Quarter	28.69	15.69
Third Quarter	27.74	14.11
Fourth Quarter	26.00	15.90
Year Ended December 31, 2002
First Quarter	$31.65	$22.67
Second Quarter	29.94	23.75
Third Quarter	25.97	16.40
Fourth Quarter	27.22	16.70

        As of December 31, 2002, there were approximately 109 and 1 record holders of the Class A and Class B Common Stock, respectively. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares of Class A Common Stock may be held of record by brokerage firms and clearing agencies.

Dividend Policy

        The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings for use in the growth of its business. The Company currently is restricted from paying any cash dividends on its capital stock under its credit agreement.

Stock Options

        In May 1997, the stockholders of the Company approved a stock incentive plan ("Long-Term Incentive Plan"). Securities authorized for issuance under equity compensation plans as of December 31, 2002 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	5,635,306	$22.47	2,416,312
Equity compensation plans not approved by security holders	—	—	—

Total	5,635,306	$22.47	2,416,312

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data listed below should be read with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and with the Company's consolidated financial statements including notes thereto, included elsewhere in this report. The following table presents selected consolidated financial data for the Company and its subsidiaries for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Net revenues	$256,545	$240,775	$237,554	$197,920	$164,122
Operating expenses	78,768	75,399	65,741	51,154	48,511
Wages, salaries and benefits	85,955	76,363	69,985	57,389	48,947
Provision for bad debts	2,633	4,289	3,757	1,869	1,418
Depreciation and amortization	12,267	36,415	34,264	28,492	21,149
Corporate expenses	10,992	3,718	3,879	2,858	2,359

Operating income	65,930	44,591	59,928	56,158	41,738

Other income (expense):
Interest income (expense), net	557	3,449	7,078	1,831	2,634
Other, net	—	2,871	1,585	—	252

	557	6,320	8,663	1,831	2,886

Income before income tax	66,487	50,911	68,591	57,989	44,624
Income tax	26,274	19,942	27,060	23,813	17,740

Net income	$40,213	$30,969	$41,531	$34,176	$26,884

Net income per common share(a):
Basic	$0.37	$0.28	$0.38	$0.34	$0.27
Diluted	$0.37	$0.28	$0.38	$0.33	$0.27
Weighted average common shares outstanding(a):
Basic	108,723	108,872	108,858	101,566	98,042
Diluted	109,543	109,617	110,388	102,927	98,695
Statement of Cash Flow Data:
Net cash provided by operating activities	$74,625	$79,878	$70,843	$61,641	$56,985
Net cash used in investing activities	(113,055)	(129,963)	(172,514)	(226,133)	(246,326)
Net cash provided by (used in) financing activities	19,060	(6,017)	2,224	369,335	193,081
Other Operating Data(b):
EBITDA	$78,197	$81,006	$94,192	$84,650	$62,887
Balance Sheet Data (at end of period):
Working capital	$70,807	$86,553	$145,714	$231,137	$17,168
Net intangible assets	1,166,090	1,023,400	942,153	848,351	646,201
Total assets	1,325,788	1,241,743	1,204,648	1,157,138	746,689
Long-term debt, less current portion	16,429	1,418	1,404	1,448	1,547
Stockholders' equity	1,142,219	1,096,816	1,071,003	1,026,253	622,621

(a)
All common share and per-common-share amounts have been adjusted retroactively for a two-for-one common stock split effective June 15, 2000.

(b)
EBITDA consists of operating income excluding depreciation and amortization. The Company has included EBITDA data because EBITDA is commonly used as a measure of performance for broadcast companies and is used to measure a company's ability to service its debt and other obligations. EBITDA is not calculated in accordance with generally accepted accounting principles. This measure should not be considered in isolation or as a substitute for or as superior to operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Further, such amount may not be consistent with similarly titled measures presented by other companies. For the reconciliation of operating income to EBITDA, refer to Managements' Discussion and Analysis of Financial Condition and Results of Operations in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the consolidated results of operations and cash flows of the Company for the years ended December 31, 2002, 2001 and 2000 and consolidated financial condition as of December 31, 2002 and 2001 should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries and the related notes included elsewhere in this report.

General

        The Company's primary source of revenues is the sale of broadcasting time for advertising. In 2002, we generated approximately 66.4% of our gross revenues from local advertising, which is sold primarily by each individual local radio station's sales staff, and approximately 26.6% from national spot advertising, which is sold by independent advertising sales representatives. The balance of our 2002 revenues came from network sales, political sales, miscellaneous revenues such as rental income from tower sites, and from our Internet operation.

        Our most significant operating expenses are sales expenses, programming expenses, and advertising and promotion expenses. Operating expenses are affected in part by the timing of promotion campaigns to improve audience ratings, the timing of acquisitions, and the financial performance of our new station formats.

        The Company has historically purchased under-performing radio stations with good signal coverage and converted the formats to a variety of Hispanic-targeted formats. As a result, the historical financial performance of acquired radio stations is not a good indicator of future financial performance. A new start-up radio station typically generates operating losses in the first 12 to 18 months of operation. The magnitude of operating losses is determined in part by the size of the market served by the radio station, the amount of promotion expense required to attract an audience to the station, and the size of the acquisition. Thus, the Company's financial results in any given year can be affected by the timing, number, acquisition cost and operating expenses of its start-up stations in that year.

        EBITDA consists of operating income or loss excluding depreciation and amortization. The Company has included EBITDA data because EBITDA is commonly used as a measure of performance for broadcast companies and is used to measure a company's ability to service its debt and other obligations. EBITDA is not calculated in accordance with generally accepted accounting principles. This measure should not be considered in isolation or as a substitute for or as superior to operating income, cash flows from operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, it is not necessarily indicative of an amount that may be available for dividends, reinvestment in the Company's business or other discretionary uses. In addition, our definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies. Below is a reconciliation of the Company's operating income to EBITDA for the most recent five years (in thousands):

	Year Ended December 31,
	2002	2001	2000	1999	1998
Operating income	$65,930	$44,591	$59,928	$56,158	$41,738
Depreciation and amortization	12,267	36,415	34,264	28,492	21,149

EBITDA	$78,197	$81,006	$94,192	$84,650	$62,887

        In 2001 and 2000, the Company funded its acquisitions with available cash. In addition, the Company's financial performance benefited from interest income generated on the Company's available cash balances. In 2002, the Company used its excess cash to acquire more radio stations and borrowed from its $180.0 million revolving credit facility (the "Credit Facility"). As a result, interest income and securities gains will decline and interest expense and long-term obligations will increase.

        On June 11, 2002, the Company agreed to merge with Univision. Univision will acquire the Company in an all-stock transaction. In the merger, the stockholders of the Company will exchange each share of their capital stock in the Company for the right to receive 0.85 share of the Class A common stock of Univision. The boards of directors of both companies approved the merger, the stockholders of each company voted in favor of the merger on February 28, 2003, and the DOJ, Univision and the Company have reached an agreement regarding the merger. The merger is subject to approval by the FCC and customary closing conditions. The Company expects that the merger will close in April 2003.

Results of Operations for the year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

        The results of operations for the year ended December 31, 2002 are not comparable to the results of operations for the same period in 2001 primarily due to the programming format change on KQBU(FM) in Houston on August 18, 2001 and the acquisitions of KOVE(FM) in Houston on July 20, 2001, KOMR(FM), KMRR(FM), KKMR(FM) and KHOV(FM) in Phoenix on October 31, 2001, KQMR(FM) in Las Vegas on March 22, 2002, KZOL(FM) in Fresno on March 29, 2002, KSOL(FM) in San Jose on April 1, 2002 and KIOT(FM), KVVF(FM), KJFA(FM), KAJZ(FM) and KKSS(FM) in Albuquerque on November 1, 2002. In addition, in January 2002, the Company launched HBC Sales Integration, Inc. ("HBCSi"). The Company has adopted the marketing name HBCSi to brand all aspects of its national and network sales efforts, including HBC Radio Network sales, new business development, and, in cooperation with Katz Hispanic Media, national spot advertising sales.

        Net revenues increased by $15.7 million or 6.5% to $256.5 million for the year ended December 31, 2002 from $240.8 million for the same period in 2001. Net revenues increased for the year ended December 31, 2002 primarily because of (a) revenues from start-up stations acquired or reformatted in 2001 and 2002, which represent an increase of $5.6 million, and (b) revenue growth in New York, Miami, San Antonio and San Diego, and on Houston and Dallas stations that were not considered start-ups. The revenue growth was offset by a revenue decline in Los Angeles and on San Francisco stations that were not considered start-ups, which collectively represent an increase of $9.0 million.

        Operating expenses increased by $3.4 million or 4.5% to $78.8 million for the year ended December 31, 2002 from $75.4 million for the same period in 2001. Operating expenses increased for the year ended December 31, 2002 because of (a) $4.8 million of expense for start-up stations acquired or reformatted in 2001 or 2002, and (b) partially offset by $2.1 million decrease in promotions spending for stations in Los Angeles, Miami, Chicago and San Francisco. As a percentage of net revenues, operating expenses decreased to 30.7% from 31.3% for the years ended December 31, 2002 and 2001, respectively.

        Wages, salaries and benefits increased by $9.6 million or 12.6% to $86.0 million for the year ended December 31, 2002 from $76.4 million for the same period in 2001. Wages, salaries and benefits for the year ended December 31, 2002 increased because of (a) start-up stations, which represent an increase of $2.8 million, (b) expenses related to the launch of HBCSi, which represent an increase of $2.0 million, (c) costs associated with increased ratings in Dallas, which represent an increase of $1.1 million, (d) group insurance in various markets, which represent an increase of $1.2 million, and (e) costs associated with the corporate office, which represent an increase of $0.6 million. As a percentage of net revenues, wages, salaries and benefits increased to 33.5% from 31.7% for the years ended December 31, 2002 and 2001, respectively.

        The provision for bad debts decreased $1.7 million or 39.5% to $2.6 million for the year ended December 31, 2002 from $4.3 million for the same period in 2001. The provision for bad debts decreased due to (a) uncollectability of certain notes receivable in 2001, which represented $0.5 million, and (b) decrease in bad debt expense in 2002 for stations in Los Angeles and Dallas, which represents a decrease of $1.0 million. As a percentage of net revenues, the provision for bad debts decreased to 1.0% from 1.8% for the years ended December 31, 2002 and 2001, respectively.

        Corporate expenses increased $7.2 million or 194.6% to $10.9 million for the year ended December 31, 2002 from $3.7 million for the same period in 2001. Included in corporate expenses are merger expenses of $5.1 million for the year ended December 31, 2002, related to the Company's pending merger with Univision and an increase in legal and professional fees unrelated to the pending merger. As a percentage of net revenues, corporate expenses increased to 4.2% from 1.5% for the years ended December 31, 2002 and 2001, respectively.

        Depreciation and amortization for the year ended December 31, 2002 decreased 66.2% to $12.3 million, compared to $36.4 million for the same period in 2001. The decrease is due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.

        Interest income (expense), net decreased to $0.6 million from $3.4 million for the years ended December 31, 2002 and 2001, respectively. The decrease for the year ended December 31, 2002 compared to the same period in 2001 was due to cash and cash equivalents and interest rates being higher in 2001 than in 2002.

        Other, net decreased to zero from $2.9 million for the year ended December 31, 2002 compared to 2001. The decrease was due to the gain from the sale of marketable equity securities in 2001 and a final arbitration award received by the Company in 2001.

        Federal and state income taxes are being provided at an effective rate of 39.5% and 39.2% for the years ended December 31, 2002 and 2001, respectively. The increase in the effective rate is due to merger expenses in 2002 which are not deductible for tax purposes.

        For the year ended December 31, 2002, the Company's net income totaled $40.2 million ($0.37 per common share) compared to $31.0 million ($0.28 per common share) in the same period in 2001.

        Our business was affected by general economic conditions, which were more favorable in 2002 than last year due to the events of September 11, 2001. The revenue growth of the Company was impacted by its Los Angeles operations, which experienced a net revenue decline of 5.8% for the year ended December 31, 2002 compared to last year due to increased competition. The Company's Los Angeles operations accounted for approximately 23.9% of total consolidated net revenues for the year ended December 31, 2002. The financial impact on the Company of the increased competition in Los Angeles has been partially offset by the Company's success in adding to its station line-up and geographically diversifying its revenue streams over the last few years. Corporate expenses increased in the year of 2002 compared to the same period in 2001 primarily as a result of merger costs and higher legal and professional fees unrelated to the merger. The Company estimates that merger costs incurred in 2003 will approximate $14.0 million. Of that amount, approximately $10.7 million is attributable to investment banking fees and the reimbursement of out-of-pocket expenses.

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

        Net revenues increased by $3.2 million or 1.3% to $240.8 million for the year ended December 31, 2001 from $237.6 million for the same period in 2000. Net revenues increased for the year ended December 31, 2001, compared to the same period in 2000 primarily because of (a) revenue growth in Dallas and San Diego, and on Houston and Phoenix stations that were not considered start-ups. The revenue growth was offset by a revenue decline in Chicago and on Los Angeles and San Antonio stations that were not considered start-ups or reformats, which collectively represent an increase of $3.0 million, and (b) revenues from start-up stations acquired or reformatted in 2000 and 2001, which represented an increase of $0.1 million.

        Operating expenses increased by $9.7 million or 14.8% to $75.4 million for the year ended December 31, 2001 from $65.7 million for the same period in 2000. Operating expenses increased for the year ended December 31, 2001, compared to the same period in 2000 primarily because of (a) promotion expenses to address direct competition in the key markets of Los Angeles, Chicago and Miami, which represented an increase of $4.1 million, (b) rent associated with the expansion of the Company's studio facilities in Los Angeles, San Francisco, Miami and New York, which represented an increase of $2.7 million, (c) trade expenses due to additional promotion campaigns for Los Angeles and Miami, which represented an increase of $0.8 million, and (d) an impairment loss on an investment, which represented an increase of $0.8 million. As a percentage of net revenues, operating expenses increased to 31.3% from 27.7% for the years ended December 31, 2001 and 2000, respectively.

        Wages, salaries and benefits increased by $6.4 million or 9.1% to $76.4 million for the year ended December 31, 2001 from $70.0 million for the same period in 2000. Wages, salaries and benefits increased for the year ended December 31, 2001, compared to the same period in 2000 primarily because of (a) additional personnel associated with start-up stations, which represented an increase of $4.6 million, (b) personnel costs associated with the programming changes in New York and Miami, which represented an increase of $2.2 million, (c) additional costs incurred to hire experienced sales personnel in Los Angeles and Houston, which represented an increase of $0.5 million, (d) higher staffing costs in the corporate office, which represented an increase of $0.6 million, (e) partially offset by a decrease in personnel costs associated with on-air talent in Los Angeles, which represented a decrease of $1.1 million, and (f) costs associated with decreased ratings in Chicago, which represented a decrease of $0.4 million. As a percentage of net revenues, wages, salaries and benefits increased to 31.7% from 29.5% for the years ended December 31, 2001 and 2000, respectively.

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

        Interest income, net decreased to $3.4 million from $7.1 million for the years ended December 31, 2001 and 2000, respectively. The decrease for the year ended December 31, 2001, compared to the same period in 2000 was due to cash and cash equivalents being higher in 2000 than in 2001 and lower interest rates in 2001.

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

Liquidity and Capital Resources

        Net cash provided by operating activities for the year ended December 31, 2002 was $74.6 million as compared to $79.9 million for the same period in 2001. The $5.3 million decrease from 2001 to 2002 is due to merger expenses of $5.1 million being recognized in 2002 and changes in operating assets and liabilities. Net cash used in investing activities was $113.1 and $130.0 million for the years ended December 31, 2002 and 2001, respectively. The $16.9 million decrease from 2001 to 2002 is due to the Houston and Phoenix acquisitions in 2001 being an amount greater than the aggregate cost of the 2002 acquisitions in Las Vegas, Fresno, San Jose and Albuquerque. Net cash provided by financing activities was $19.1 and net cash used in financing activities was $6.0 million for the years ended December 31, 2002 and 2001, respectively. The $25.1 million increase from 2001 to 2002 is due to a $15.0 million borrowing from the Credit Facility in 2002 and the purchase of $10.1 million of Class A Common Stock by the Company in 2001.

        The Company paid $101.7 and $114.1 million for radio station acquisitions for the years ended December 31, 2002 and 2001, respectively. These acquisitions were funded with available cash, except $15.0 million of the 2002 amount was funded with an amount borrowed from the Credit Facility.

        Generally, the Company's capital expenditures are made with cash provided by operations. Capital expenditures totaled $11.5 and $14.3 million for the years ended December 31, 2002 and 2001, respectively. Approximately $4.3 million of the capital expenditures incurred during the year ended December 31, 2002 related to radio signal upgrade projects for three different radio stations in Dallas and Houston, transmitter projects in San Francisco, Phoenix, San Antonio, Miami, New York, Chicago, McAllen and Los Angeles, and the build-out of studio and office space in Las Vegas, Phoenix, Dallas, Fresno, Albuquerque, San Francisco, Los Angeles, Miami and Houston compared to $10.0 million incurred in the same period of 2001 related to radio signal upgrade projects affecting five different radio stations in Houston and Dallas and the build-out of studio and office space in Los Angeles, San Francisco, New York, Miami, Phoenix and San Antonio.

        The short-term liquidity needs of the Company are $151.2 million which is the sum of current liabilities, excluding the current portion of long-term obligations, and the current portion of long-term obligations as shown in the table below. The long-term liquidity needs of the Company are shown in the table below.

        Available cash on hand plus cash flow provided funds available under lines of credit by operations was sufficient to fund the Company's operations, meet its debt obligations, and to fund capital expenditures. Management believes the Company will have sufficient cash on hand and cash provided by operations to finance its operations, satisfy its debt service requirements, and to fund capital expenditures. Management regularly reviews potential acquisitions. Future acquisitions will be financed primarily through proceeds from borrowings under the Credit Facility, available cash on hand, and proceeds from securities offerings.

        The Company expects to terminate the Credit Facility after the merger with Univision has been completed. Upon termination of the Credit Facility, Univision will pay the outstanding borrowings, if any, and the Company will fund future capital needs through Univision.

Stockholders' Equity

        In 2001, the Company purchased 685,500 shares of its Class A Common Stock at a weighted average price per share of $14.75.

Material Contractual Obligations

        The scheduled maturities of long-term obligations, future minimum rental payments under noncancellable operating leases and radio station acquisition commitments of the Company as of December 31, 2002 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term obligations	$16,436	$15,007	$16	$19	$1,394
Operating leases	78,027	8,742	15,957	12,932	40,396
Radio station acquisitions	105,000	105,000	—	—	—

Total contractual cash obligations	$199,463	$128,749	$15,973	$12,951	$41,790

        The Company borrowed $15.0 million from the Credit Facility on April 1, 2002. For the year ended December 31, 2001, no amount was borrowed or outstanding on the Credit Facility. As of December 31, 2002, the Company had $165.0 million of credit available under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate based on LIBOR plus an applicable margin as determined by the Company's leverage ratio. The Credit Facility is secured by the stock of the Company's subsidiaries. Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending December 31, 2004. Our ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility.

Recently Issued Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and requires recognition of gain or loss on extinguishment of debt to income or loss from continuing operations in the financial statements. The Company is required to adopt the provisions of SFAS No. 145 effective January 1, 2003. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

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

        We performed a recoverability assessment of all of our long-lived assets using an undiscounted cash flow model as of December 31, 2002. Based on our assumptions, all long-lived assets were determined to be recoverable.

  Revenue Recognition

        Our revenue is derived primarily from the sale of advertising time to local and national advertisers. We recognize revenue as commercials are broadcast. Revenues from barter transactions are recognized as income when commercials are broadcast. Barter transactions are recorded at the estimated fair value of the goods or services received.

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

  Impairment of Indefinite-Lived Intangible Assets or Cost In Excess of Fair Value of Net Assets Acquired

        The Company records impairment losses when events and circumstances indicate that indefinite-lived intangible assets or cost in excess of fair value of net assets acquired might be impaired. The reporting unit is defined as an individual radio market. To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's indefinite-lived intangible assets or cost in excess of fair value of net assets acquired may be impaired and we perform the second step of the impairment test. In the second step, we compare the implied fair value of the reporting unit's indefinite-lived intangible assets or cost in excess of fair value of net assets acquired, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which are measured as of the end of the year. When the indefinite-lived intangible assets or cost in excess of fair value of net assets acquired is determined to be impaired, the basis of the assets is reduced to reflect the implied fair value. We performed an impairment assessment of the indefinite-lived intangible assets or cost in excess of fair value of net assets acquired as of January 1, 2002 and December 31, 2002 and determined there was no impairment.

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

Inflation

        Inflation has affected our financial performance due to higher operating expenses. Although the exact impact of inflation is indeterminable, we have offset these higher costs by increasing the effective advertising rates of most of our radio stations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Hispanic Broadcasting Corporation:

        We have audited the accompanying consolidated balance sheets of Hispanic Broadcasting Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included at Item 14(a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hispanic Broadcasting Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

                      KPMG LLP

Dallas, Texas
February 23, 2003, except for Note 2 which is as of March 17, 2002

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share information)

ASSETS

	December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$40,217	$59,587
Accounts receivable, net of allowance of $2,669 in 2002 and $3,458 in 2001	51,935	50,241
Prepaid expenses and other current assets	1,131	748

Total current assets	93,283	110,576

Property and equipment, net of accumulated depreciation and amortization	55,837	54,428

Cost in excess of fair value of net assets acquired net of accumulated amortization of $12,380 in 2002 and 2001	85,245	85,245

Intangible assets, net of accumulated amortization	1,080,845	938,155

Restricted cash	—	3,151

Deferred charges and other assets	10,578	50,188

Total assets	$1,325,788	$1,241,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,780	$4,700
Accrued expenses	15,391	15,968
Income taxes payable	2,298	3,349
Current portion of long-term obligations	7	6

Total current liabilities	22,476	24,023

Long-term obligations, less current portion	16,429	1,418

Deferred income taxes	143,323	119,486

Minority interest	1,341	—

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred Stock, cumulative, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Class A Common Stock, $.001 par value; authorized 175,000,000 shares in 2002 and 2001; issued 81,201,689 shares and outstanding 80,516,189 shares in 2002 and issued 80,923,786 shares and outstanding 80,238,286 shares in 2001	81	81
Class B Common Stock, convertible, $.001 par value; authorized 50,000,000 shares; issued and outstanding 28,312,940 shares	28	28
Additional paid-in capital	1,048,097	1,042,907
Retained earnings	104,121	63,908
Treasury stock, at cost, 685,500 shares	(10,108)	(10,108)

Total stockholders' equity	1,142,219	1,096,816

Total liabilities and stockholders' equity	$1,325,788	$1,241,743

See accompanying notes to consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues	$292,384	$274,314	$270,339
Agency commissions	35,839	33,539	32,785

Net revenues	256,545	240,775	237,554
Operating expenses	78,768	75,399	65,741
Wages, salaries and benefits	85,955	76,363	69,985
Provision for bad debts	2,633	4,289	3,757
Depreciation and amortization	12,267	36,415	34,264
Corporate expenses	10,992	3,718	3,879

Operating income	65,930	44,591	59,928

Other income (expense):
Interest income	1,585	3,852	7,897
Interest expense	(1,028)	(403)	(819)
Other, net	—	2,871	1,585

	557	6,320	8,663

Income before income tax	66,487	50,911	68,591
Income tax	26,274	19,942	27,060

Net income	$40,213	$30,969	$41,531

Net income per common share:
Basic and diluted	$0.37	$0.28	$0.38
Weighted average common shares outstanding:
Basic	108,723	108,872	108,858
Diluted	109,543	109,617	110,388
Comprehensive income:
Net income	$40,213	$30,969	$41,531
Other comprehensive income, net of tax:
Unrealized gain on marketable equity securities (net of tax of $268)	—	418	—
Reclassification adjustment for gains included in net income (net of tax of $268)	—	(418)	—

Comprehensive income	$40,213	$30,969	$41,531

See accompanying notes to consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands except share information)

		Common Stock			Retained earnings (accumulated deficit)		Accummulated other comprehensive income
	Preferred Stock			Additional paid-in capital		Treasury stock
		Class A	Class B					Total
Balance at December 31, 1999	$—	$40	$14	$1,034,791	$(8,592)	$—	$—	$1,026,253
Net proceeds from issuance of 149,111 shares of Class A Common Stock	—	—	—	2,324	—	—	—	2,324
Two-for-one stock split	—	41	14	(55)	—	—	—	—
Tax benefit of stock options exercised	—	—	—	653	—	—	—	653
Options issued to non employees for services	—	—	—	242	—	—	—	242
Net income	—	—	—	—	41,531	—	—	41,531

Balance at December 31, 2000	—	81	28	1,037,955	32,939	—	—	1,071,003
Proceeds from issuance of 278,435 shares of Class A Common Stock	—	—	—	4,094	—	—	—	4,094
Purchase of 685,500 shares of Class A Common Stock	—	—	—	—	—	(10,108)	—	(10,108)
Tax benefit of stock options exercised	—	—	—	729	—	—	—	729
Options issued to non employees for services	—	—	—	129	—	—	—	129
Net income	—	—	—	—	30,969	—	—	30,969
Other comprehensive income:
Unrealized gain on marketable equity securities (net of tax of $268)	—	—	—	—	—	—	418	418
Reclassification adjustment for gains included in net income (net of tax of $268)	—	—	—	—	—	—	(418)	(418)
Total comprehensive income	—	—	—	—	—	—	—	30,969

Balance at December 31, 2001	—	81	28	1,042,907	63,908	(10,108)	—	1,096,816
Proceeds from issuance of 277,903 shares of Class A Common Stock	—	—	—	4,065	—	—	—	4,065
Tax benefit of stock options exercised	—	—	—	984	—	—	—	984
Options issued to non employees for services	—	—	—	141	—	—	—	141
Net income	—	—	—	—	40,213	—	—	40,213

Balance at December 31, 2002	$—	$81	$28	$1,048,097	$104,121	$(10,108)	$—	$1,142,219

See accompanying notes to consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$40,213	$30,969	$41,531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	2,633	4,289	3,757
Depreciation and amortization	12,267	36,415	34,264
Minority interest	(16)	—	—
Amortization of debt facility fee included in interest expense	156	156	162
Deferred income taxes	23,837	9,620	7,960
Changes in operating assets and liabilities:
Accounts receivable, net	(3,311)	(5,315)	(12,533)
Prepaid expenses and other current assets	(383)	163	(61)
Accounts payable	58	1,502	1,988
Accrued expenses	(577)	637	(2,698)
Income taxes payable	(67)	2,340	(4,369)
Other, net	(185)	(898)	842

Net cash provided by operating activities	74,625	79,878	70,843

Cash flows from investing activities:
Acquisitions of radio stations	(96,998)	(114,129)	(120,152)
Cash deposited in restricted cash account related to the Fresno Acquisition, the San Jose Acquisition and the Albuquerque Acquisition	(1,250)	(3,151)	—
Property and equipment acquisitions	(11,495)	(14,344)	(11,007)
Dispositions of property and equipment	923	35	111
Additions to intangible assets	(1,835)	(143)	(653)
Increase in deferred charges and other assets	(2,400)	(6,842)	(40,813)
Proceeds from the sale of securities included in deferred charges and other assets	—	8,611	—

Net cash used in investing activities	(113,055)	(129,963)	(172,514)

Cash flows from financing activities:
Borrowings on long-term obligations	15,000	—	—
Payments on long-term obligations	(6)	(3)	(120)
Proceeds from stock issuances	4,066	4,094	2,344
Purchase of treasury stock	—	(10,108)	—

Net cash provided by (used in) financing activities	19,060	(6,017)	2,224

Net decrease in cash and cash equivalents	(19,370)	(56,102)	(99,447)
Cash and cash equivalents at beginning of year	59,587	115,689	215,136

Cash and cash equivalents at end of year	$40,217	$59,587	$115,689

See accompanying notes to consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

  Organization

        Hispanic Broadcasting Corporation (the "Company"), through its subsidiaries, owns and operates 62 Spanish-language and other Hispanic-targeted radio stations serving in 15 of the top 25 markets throughout the United States (Los Angeles, New York City, Miami, Chicago, Houston, San Francisco/San Jose, Dallas/Fort Worth, San Antonio, McAllen/Brownsville/Harlingen, Phoenix, San Diego, El Paso, Fresno, Las Vegas and Albuquerque). The Company also owns and operates HBC Sales Integration, which is one of the largest Spanish-language radio broadcast networks in the United States in terms of audience delivery and HBCi which operates the Company's radio station Internet websites.

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

  Restricted Cash

        Restricted cash is legally restricted cash held in escrow accounts for pending acquisitions.

  Investments

        The Company uses the equity method to account for investments when it does not have a controlling interest but has the ability to exercise significant influence over the operating and/or financial decisions of the investee. Investments where the Company does not exert significant influence are accounted for using the cost method. Investments at December 31, 2002 and 2001 (included in deferred charges and other assets) consist of interests in entities which are involved in radio broadcasting and the ownership of transmission towers.

  Property and Equipment

        Property and equipment are recorded at cost. Expenditures for significant renewals and betterments are capitalized. Repairs and maintenance are charged to expense as incurred. Gains or losses from disposition of property and equipment are recognized in the statement of income and comprehensive income.

        Depreciation is provided in amounts sufficient to relate the asset cost to operations over the estimated useful lives on a straight-line basis. Leasehold improvements are depreciated over the remaining life of the lease or the estimated service life of the asset, whichever is shorter. The estimated useful lives are as follows:

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

        In connection with the transitional impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there is an indication that indefinite-lived intangible assets or cost in excess of fair value of net assets acquired is impaired as of January 1, 2002. To accomplish this, we identified the reporting units and determined the carrying value of each reporting unit. The Company defines its reporting unit to be an individual radio market. To the extent a reporting unit's carrying amount exceeds its fair value, the reporting unit's cost in excess of fair value of net assets acquired may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's cost in excess of fair value of net assets acquired, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of January 1, 2002. Any transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in our statement of income. No impairment loss was recognized for the year ended December 31, 2002 as a result of the transitional test discussed above.

        The Company also performed an assessment of whether there is an indication that cost in excess of fair value of net assets acquired is impaired as of December 31, 2002. The same valuation methodology was followed as was previously discussed related to the transitional impairment test. No impairment loss was recognized for the year ended December 31, 2002 as a result of this test.

        Intangible assets are recorded at cost. Amortization of intangible assets is provided in amounts sufficient to charge the asset cost to operations over the estimated useful lives on a straight-line basis. Broadcast licenses, cost in excess of fair value of net assets acquired and certain other intangible assets have indefinite useful lives and are not subject to amortization for the year ended December 31, 2002.

The estimated useful lives of other intangible assets with definite useful lives is 3 to 40 years. For the years ended December 31, 2001 and 2000, intangible assets acquired prior to July 1, 2001 are subject to amortization. The estimated useful lives are as follows:

Broadcast licenses	40 years
Cost in excess of fair value of net assets acquired	principally 40 years
Other intangible assets	3 - 40 years

        As of December 31, 2001 and 2000, the Company evaluated the propriety of the carrying amount of intangible assets, including cost in excess of fair value of net assets acquired, as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consisted of the projection of undiscounted income before depreciation, amortization, and interest for each of the Company's radio stations over the remaining estimated useful life of the broadcast licenses. If such projections indicated that undiscounted cash flows were not expected to be adequate to recover the carrying amounts of the related intangible assets, a loss is recognized to the extent the carrying amount of the asset exceeds its fair value. The Company believes that no impairment of cost in excess of fair value of net assets acquired and other intangible assets has occurred and that no reduction of the estimated useful lives was warranted.

  Revenue Recognition

        Revenue is derived primarily from the sale of advertising time to local and national advertisers. Revenue is recognized as commercials are broadcast.

  Advertising Costs

        The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are charged to expense in the year incurred and totaled approximately $9.9, $9.5 and $5.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

        Under APB 25, the Company does not recognize compensation expense related to employee stock options since options are not granted at a price below the market value of the underlying common stock on the date of grant. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company includes in operating expenses in the statement of income and comprehensive income, the cost of stock options (calculated using the fair-value method) issued to persons who are not employees or directors.

        For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options' vesting period. Pro forma net income and earnings per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and are as follows (in thousands, except per share information):

	Year Ended December 31,
	2002	2001	2000
Net income as reported	$40,213	$30,969	$41,531
Stock-based employee compensation expense, net of related tax effects, included in net income as reported	56	51	95
Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(9,959)	(8,937)	(7,905)

Pro forma net income	$30,310	$22,083	$33,721

Net income per common share:
As reported—basic and diluted	$0.37	$0.28	$0.38
Pro forma—basic and diluted	$0.28	$0.20	$0.31

        The weighted average fair value at date of grant for options granted in the years ended December 31, 2002, 2001 and 2000 was $13.91, $12.62 and $16.46 per share, respectively. The fair value of these options was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Risk free interest rate	3.76%	4.57%	5.96%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	58.61%	59.42%	57.82%
Weighted average expected life	6 years	6 years	6 years

  Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains on equity securities classified as available-for-sale and included as a component of stockholders' equity.

  New Accounting Pronouncements

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

2. Pending Merger

        On June 11, 2002, the Company agreed to merge with Univision. Univision will acquire the Company in an all-stock transaction. In the merger, the stockholders of the Company will exchange each share of their capital stock in the Company for the right to receive 0.85 share of the Class A common stock of Univision. The boards of directors of both companies approved the merger, the stockholders of each company voted in favor of the merger on February 28, 2003, and the DOJ, Univision and the Company have reached an agreement regarding the merger. The merger is subject to approval by the FCC and customary closing conditions. The Company expects that the merger will close in April 2003.

        Included in corporate expenses are merger expenses of $5.1 million for the year ended December 31, 2002. The Company estimates that merger costs incurred in 2003 will approximate $14.0 million.

3. Related Party Transactions

        Clear Channel Communications, Inc. ("Clear Channel") owns all the outstanding shares of the Company's Class B common stock, which accounts for approximately 26.0% of the Company's common stock. Transactions with Clear Channel are consummated on terms similar to those with unrelated parties. The Company earned revenues from transactions with Clear Channel related to the sale of airtime, rental of space on transmission towers and other miscellaneious transactions. Expenses were incurred by the Company from transactions with Clear Channel related to national representation fees, rental of space on transmission towers, outdoor advertising and other miscellaneous transactions. The net expense from these transactions is $3.8, $6.7 and $2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        A director of the Company, Mr. Ernesto Cruz, is employed by Credit Suisse First Boston, Inc. ("CSFB") which provides the Company with investment banking services. The Company paid this firm $2.0 million in fees for investment banking services related to the merger for the year ended December 31, 2002.

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

        The fair value of the assets acquired in the Las Vegas Acquisition as of March 22, 2002 is as follows (in thousands):

Broadcast and other equipment	$26
Broadcast licenses	15,952
Other intangible assets	57

$16,035

        On October 10, 2001, the Company entered into an asset purchase agreement to acquire for $5.0 million the assets of KZOL(FM), serving the Fresno market (the "Fresno Acquisition"). On March 29, 2002, the Company closed on the Fresno Acquisition. The Company used its available cash to fund the acquisition.

        The fair value of the assets acquired in the Fresno Acquisition as of March 29, 2002 is as follows (in thousands):

Broadcast and other equipment	$88
Furniture and fixtures	2
Broadcast licenses	4,898
Other intangible assets	34

$5,022

        On December 17, 2001, the Company entered into an asset purchase agreement to acquire for $58.0 million the assets of KEMR(FM) (formerly KSOL(FM)), serving the San Jose and San Francisco markets (the "San Jose Acquisition"). On April 1, 2002, the Company closed on the San Jose Acquisition. The Company used its available cash to fund the acquisition along with $15.0 million borrowed from the $180.0 million revolving credit facility (the "Credit Facility") on April 1, 2002.

        The fair value of the assets acquired in the San Jose Acquisition as of April 1, 2002 is as follows (in thousands):

Land and improvements	$99
Buildings and improvements	57
Broadcast and other equipment	246
Furniture and fixtures	13
Broadcast licenses	57,412
Other intangible assets	464

$58,291

        On August 26, 2002, the Company entered into an asset purchase agreement to acquire for $22.5 million the assets of KJFA(FM), KIOT(FM), KVVF(FM), KKSS(FM) and KAJZ(FM), serving the Albuquerque market (the "Albuquerque Acquisition"). On November 1, 2002, the Company closed on the Albuquerque Acquisition. The Company used its available cash to fund the acquisition.

        The fair value of the assets acquired in the Albuquerque Acquisition as of November 1, 2002 is as follows (in thousands):

Land and improvements	$132
Buildings and improvements	412
Broadcast and other equipment	1,074
Furniture and fixtures	94
Broadcast licenses	20,431
Other intangible assets	244

$22,387

        The intangible assets acquired in the Las Vegas Aquisition, the Fresno Acquisition, the San Jose Acquisition and the Albuquerque Acquisition are not subject to amortization.

        Radio stations KPTY(FM) in Houston and KESS(FM) (formerly KDXX(FM)) and KDXX(FM) (formerly KDXT(FM)) in Dallas have been involved in a variety of proceedings before the Federal Communications Commission to improve each of the stations' signal coverage. The radio signal upgrade projects for KPTY(FM) in Houston and KESS(FM) in Dallas were substantially completed in February 2002 and the stations began broadcasting according to their new authorized signal authority. The upgrade costs of $35.0 million incurred by the Company and included in deferred charges and other assets were reclassified to intangible assets during 2002. The radio signal upgrade project for KDXX(FM) in Dallas was substantially completed in July 2002 and the station began broadcasting according to its new authorized signal authority. The upgrade costs of $2.6 million incurred by the Company and included in deferred charges and other assets were reclassified to intangible assets during 2002 and are not subject to amortization.

  2001 Acquisitions

        On April 24, 2001, the Company entered into an asset purchase agreement to acquire for $80.0 million the FCC licenses of a radio station broadcasting at 106.5 MHz (KOVE(FM)), serving the Houston market (the "Houston Acquisition"). The Houston Acquisition closed on July 20, 2001. The asset acquisition was funded with available cash.

        The fair value of the assets acquired in the Houston Acquisition as of July 20, 2001 is as follows (in thousands):

Land and improvements	$164
Buildings and improvements	1,436
Broadcast and other equipment	428
Broadcast licenses	77,863
Other intangible assets	173

$80,064

        On September 4, 2001, the Company entered into an asset purchase agreement to acquire for $34.0 million the assets of KOMR(FM), KMRR(FM), KKMR(FM) and KHOV(FM), serving the Phoenix market (the "Phoenix Acquisition"). The Phoenix Acquisition closed on October 31, 2001. The asset acquisition was funded with available cash.

        The fair value of the assets acquired in the Phoenix Acquisition as of October 31, 2001 is as follows (in thousands):

Prepaid expenses and other current assets	$24
Land and improvements	17
Buildings and improvements	352
Broadcast and other equipment	1,635
Furniture and fixtures	48
Broadcast licenses	31,708
Other intangible assets	282

$34,066

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

  Pending Transactions

        On January 2, 2003, the Company entered into an agreement to acquire for approximately $32.9 million the assets of WVIV(FM) (formerly WXXY(FM)), serving the Chicago market (the

"Chicago Acquisition"). The Chicago Acquisition is subject to regulatory approvals and customary closing conditions. The Company expects to close on the Chicago Acquisition during the second quarter of 2003. The Company plans to use its available cash to fund the acquisition along with borrowings from the Credit Facility.

        On February 13, 2003, the Company entered into an agreement to acquire for $32.0 million the stock of a company which owns and operates WKAQ(FM), WKAQ(AM), WUKQ(FM) and WUKQ(AM), serving the Puerto Rico market (the "Puerto Rico Acquisition"). The Puerto Rico Acquisition is subject to regulatory approvals and customary closing conditions. The Company expects to close on the Puerto Rico Acquisition during the second quarter of 2003 and plans to borrow from the Credit Facility to fund the acquisition.

        On March 3, 2003, the Company entered into an agreement to acquire for $24.0 million the assets of KNGT(FM), serving the Sacramento market and a tower located near Dallas, Texas (the "Sacramento Acquisition"). The Sacramento Acquisition is subject to regulatory approvals and customary closing conditions. The Company expects to close on the Sacramento Acquisition during the second quarter of 2003. The Company plans to borrow from the Credit Facility to fund the acquisition.

        On March 17, 2003, the Company entered into an agreement to acquire for $16.0 million the assets of KTND(FM), serving the Austin market (the "Austin Acquisition"). The Austin Acquisition is subject to regulatory approvals and customary closing conditions. The Company expects to close on the Austin Acquisition during the third quarter of 2003. The Company plans to borrow from the Credit Facility to fund the acquisition.

  Pro forma Information

        Unaudited pro forma results of operations for the years ended December 31, 2002 and 2001, calculated as though the Houston Acquisition, the Phoenix Acquisition, the Las Vegas Acquisition, the Fresno Acquisition, the San Jose Acquisition, the Albuquerque Acquisition, the Chicago Acquisition, the Puerto Rico Acquisition, the Sacremento Acquisition and the Austin Acquisition had occurred at the beginning of each year, is as follows (in thousands, except per share data):

	Pro forma Year Ended December 31,
	2002	2001
Net revenues	$274,139	$265,717
Operating income	66,209	44,663
Net income	38,242	26,815
Net income per common share:
Basic	0.35	0.25
Diluted	0.35	0.24

        The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions actually been made at such dates, nor is it indicative of future operating results.

5. Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2002	2001
Land and improvements	$13,133	$10,790
Buildings and improvements	19,295	17,622
Broadcast and other equipment	56,322	49,794
Furniture and fixtures	18,980	16,642

	107,730	94,848
Less accumulated depreciation and amortization	51,893	40,420

	$55,837	$54,428

6. Intangible Assets

        Intangible assets consist of the following (in thousands):

	December 31,
	2002	2001
Broadcast licenses	$1,159,868	$1,018,237
Other intangible assets	19,531	17,664

	1,179,399	1,035,901
Less accumulated amortization	98,554	97,746

	$1,080,845	$938,155

        Intangible assets as of December 31, 2002 are summarized as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization	$12,976	$11,091	$1,885
Intangible assets not subject to amortization	1,264,048	99,843	1,164,205

	$1,277,024	$110,934	$1,166,090

        Amortization expense for the years ended December 31, 2002, 2001 and 2000 is $0.5, $26.7 and $26.6 million, respectively. Estimated amortization expense of intangible assets acquired as of December 31, 2002 with finite useful lives are summarized as follows (in thousands):

Year	Amount
2003	$604
2004	475
2005	253
2006	105
2007	105

        The reconciliation of reported net income to adjusted net income, which is adjusted for the effect of amortization of intangible assets with an indefinite useful life (net of income taxes) is as follows (in thousands except per share data):

	Year Ended December 31,
	2002	2001	2000
Reported net income	$40,213	$30,969	$41,531
Broadcast licenses amortization, net of income tax	—	14,827	13,431
Cost in excess of fair value of net assets acquired amortization, net of income tax	—	1,637	1,554
Other intangible assets amortization, net of income tax	—	86	77

Adjusted net income	$40,213	$47,519	$56,593

	Year Ended December 31,
	2002	2001	2000
Adjusted net income per common share:
Basic:
Reported net income	$0.37	$0.28	$0.38
Broadcast licenses amortization, net of income tax	—	0.14	0.12
Cost in excess of fair value of net assets acquired amortization, net of income tax	—	0.02	0.01
Other intangible assets amortization, net of income tax	—	—	—

Adjusted net income	$0.37	$0.44	$0.51

Diluted:
Reported net income	$0.37	$0.28	$0.38
Broadcast licenses amortization, net of income tax	—	0.14	0.12
Cost in excess of fair value of net assets acquired amortization, net of income tax	—	0.01	0.01
Other intangible assets amortization, net of income tax	—	—	—

Adjusted net income	$0.37	$0.43	$0.51

7. Investments

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

8. Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	December 31,
	2002	2001
Wages, salaries and benefits payable	$3,304	$4,193
Commissions payable	5,816	5,411
Advertising payable	296	1,343
Other accrued expenses	5,975	5,021

	$15,391	$15,968

9. Minority Interest

        On May 10, 1999, the Company purchased a 24.5% interest in Rawhide Radio, LLC ("Rawhide"). Rawhide owns radio stations KVCQ(FM) in Cuero, Texas and KBAE(FM) in Llano, Texas. On May 24, 2002, the Company entered into a purchase agreement to acquire an additional 51.0% ownership interest for $3.0 million. The additional 51.0% ownership interest was acquired in a non-cash transaction by reducing notes receivable held by the Company, which were issued by the seller of the 51.0% interest. The acquisition closed on December 3, 2002. The investment in Rawhide was accounted for using the equity method from its inception on May 10, 1999 through December 2, 2002. After the acquisition of the additional interest, the Company owns a 75.5% interest in Rawhide. The accounts of Rawhide are consolidated with the Company starting on December 3, 2002 and the outside ownership interest in the partnership has been recorded as minority interest.

10. Long-Term Obligations

        The following is a summary of long-term obligations outstanding as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Revolving credit facility payable to banks; aggregate commitment of $180.0 million; interest rate based on LIBOR plus an applicable margin as determined by the Company's leverage ratio; interest rate at December 31, 2002 is 2.1%; payable through December 2004; secured by 100% of the common stock of the Company's wholly-owned subsidiaries; the Company is required to comply with certain financial and nonfinancial covenants	$15,000	$—
Prize awards net of imputed interest (10% to 12%), payable in varying annual installments through 2044	1,419	1,424
Other long-term obligation	17	—

	16,436	1,424
Less current portion	7	6

	$16,429	$1,418

        The Company's ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility. As of

December 31, 2002, the Company had $165.0 million of credit available. The Credit Facility commitment began reducing on September 30, 1999 and continues quarterly through December 31, 2004.

        Maturities of long-term obligations for the five years subsequent to December 31, 2002 are as follows (in thousands):

Year	Amount
2003	$7
2004	15,007
2005	8
2006	9
2007	10
Thereafter	1,394

        Interest paid for the years ended December 31, 2002, 2001 and 2000 amounted to $1.0, $0.9 and $0.7 million, respectively.

11. Commitments and Contingencies

        The Company leases office space and other property under noncancellable operating leases. Terms of the leases vary from one to thirty years. Certain leases have contingent rent clauses whereby rent is increased based on a change in the Consumer Price Index. Various leases have renewal options of three to twenty years. Future minimum rental payments under noncancellable operating leases in effect at December 31, 2002 are summarized as follows (in thousands):

Year	Amount
2003	$8,742
2004	8,262
2005	7,695
2006	6,935
2007	5,997
Thereafter	40,396

        Rent expense for the years ended December 31, 2002, 2001 and 2000 was $8.9, $8.5 and $5.0 million, respectively.

        The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of business and as described below and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position or results of operation of the Company.

        On June 12, 2002, Spanish Broadcasting System, Inc. ("SBS") filed Spanish Broadcasting System, Inc. v. Clear Channel Communications, Inc. and Hispanic Broadcasting Corporation in the United States District Court for the Southern District of Florida. SBS alleged a variety of claims against the defendants including claims for federal and state antitrust violations under the Sherman Act, the Florida Antitrust Act, and California's Cartwright Act. SBS's complaint also included numerous other state law causes of action including, among others, tortious interference, defamation, and violation of the California Unfair Competition Act. The plaintiff, and both defendants, own and operate radio stations throughout the United States, and SBS's claims arose out of steps the defendants allegedly took to undermine SBS's radio station business. On July 31, 2002, plaintiff amended its complaint. The amended complaint sought actual damages in excess of $500 million before any trebling under federal or state statute along with attorney fees and other unspecified damages. On January 31, 2003, the United States District Court entered a final order dismissing the case with prejudice. On February 14, 2003, SBS filed a motion for reconsideration of the order which dismissed the case. SBS has announced that, if its motion for reconsideration is not granted, then it will appeal the dismissal order. The Company is vigorously contesting this matter.

12. Stockholders' Equity

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

13. Operating Expenses

        Operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Rent	$8,638	$8,241	$4,741
General promotion	9,905	10,680	7,374
Music fees and licenses	8,328	7,046	6,554
Special events	9,565	8,376	8,866
Representative commissions	6,464	6,445	6,797
Other operating expenses	35,868	34,611	31,409

	$78,768	$75,399	$65,741

14. Corporate Expenses

        Corporate expenses consist of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Travel costs	$525	$420	$462
Outside consulting	702	503	367
Telecommunication costs	355	398	292
Legal and professional fees	7,379	777	1,012
Other corporate expenses	2,031	1,620	1,746

	$10,992	$3,718	$3,879

15. Income Taxes

        The provision for income tax consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$2,011	$9,117	$15,552
State	426	1,205	3,548

Total current tax	2,437	10,322	19,100

Deferred:
Federal	20,078	8,102	6,640
State	3,759	1,518	1,320

Total deferred tax	23,837	9,620	7,960

Total income tax	$26,274	$19,942	$27,060

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating losses	$922	$922
Other intangible assets	1,459	1,871
Long-term obligations—prize awards	553	556
Allowance for doubtful accounts receivable	1,437	1,347
Other	2,288	749

Total deferred tax assets	6,659	5,445

Deferred tax liabilities:
Broadcast licenses	138,043	115,053
Property and equipment	4,538	2,492
Other	7,401	7,386

Total deferred tax liabilities	149,982	124,931

Net deferred tax liabilities	$143,323	$119,486

        The reconciliation of income tax expense computed at the federal statutory tax rate to the Company's actual income tax expense is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Federal income tax at statutory rate	$23,271	$17,819	$24,007
State income taxes, net of federal benefit	2,720	1,770	3,163
Nondeductible and non-taxable items, net	283	353	(110)

	$26,274	$19,942	$27,060

        As of December 31, 2002, the Company had tax net operating loss carryforwards for state tax purposes of approximately $16.5 million which expire in years 2005 through 2022 if not used.

        Income taxes paid for the years ended December 31, 2002, 2001 and 2000 amounted to $2.6, $8.0 and $22.9 million, respectively.

16. Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net income	$40,213	$30,969	$41,531

Denominator:
Denominator for basic earnings per share	108,723	108,872	108,858
Effect of dilutive securities:
Stock options	804	733	1,514
Employee Stock Purchase Plan	16	12	16

Denominator for diluted earnings per share	109,543	109,617	110,388

        Stock options which were excluded from the computation of diluted earnings per share due to their antidilutive effect amounted to 2.1, 1.7 and 0.6 million shares for the years ended December 31, 2002, 2001 and 2000.

17. Retirement Plan

        The Company has a defined contribution retirement savings plan (the "Plan"). The Plan covers all employees who have reached the age of 18 years. The Company matches participants' contributions to the Plan in an amount not to exceed $1,500 annually. The Company, at the sole discretion of the Board of Directors, may make additional supplemental contributions to the Plan. The Company's expenses related to the Plan for the years ended December 31, 2002, 2001 and 2000 amounted to $0.6, $0.6 and $0.6 million, respectively.

18. Supplemental Cash Flows Information

        Noncash investing and financing activities for the year ended December 31, 2002 are as follows (in thousands):

	Increase (Decrease)
	Property and equipment, net	Intangible assets, net	Restricted cash	Deferred charges and other assets
Amounts reclassified due to the completion of radio station upgrades	$29	$36,830	$—	$(36,859)
Amounts reclassified due to radio station acquisitions	(18)	4,760	(4,401)	(341)

	$11	$41,590	$(4,401)	$(37,200)

19. Stock Options

        In May 1997, the stockholders of the Company approved a stock incentive plan ("Long-Term Incentive Plan"), to be administered by the Board of Directors or by a committee of the Board of Directors. The maximum number of shares of Class A Common Stock that may be the subject of awards at any one time shall be ten percent of the total number of shares of Class A Common Stock outstanding. Options granted under the Long-Term Incentive Plan have a ten-year term and vest over various periods up to five years.

        The stockholders of the Company also approved an Employee Stock Purchase Plan in May 1997. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During 2002, 2001 and 2000, employees purchased 45,754, 55,980 and 37,768 common shares at average prices of $19.85, $23.35 and $29.64, respectively.

        The Company granted 1,025,500, 844,000 and 2,169,400 stock options in 2002, 2001 and 2000, respectively, to various employees of the Company under its Long-Term Incentive Plan. The exercise prices of options outstanding at December 31, 2002 ranged from $8.22 to $50.57 per share, the market prices at dates of grant.

        The following is a summary of stock options outstanding and exercisable for the years ended December 31, 2000, 2001 and 2002 (in thousands, except per share data):

	Number Of Shares	Weighted Average Exercise Price Per Share
Stock Options Outstanding:
Options outstanding at December 31, 1999	2,952	$17.31
Granted	2,169	27.23
Forfeited	(221)	25.26
Exercised	(118)	11.75

Options outstanding at December 31, 2000	4,782	21.58
Granted	844	21.39
Forfeited	(390)	23.78
Exercised	(222)	12.50

Options outstanding at December 31, 2001	5,014	21.72
Granted	1,025	24.52
Forfeited	(172)	24.85
Exercised	(232)	13.59

Options outstanding at December 31, 2002	5,635	22.47

Exercisable Stock Options:
Options exercisable at December 31, 1999	69	$14.49
Vested	623	14.09
Exercised	(118)	11.75

Options exercisable at December 31, 2000	574	14.62
Vested	1,082	20.16
Exercised	(222)	12.50

Options exercisable at December 31, 2001	1,434	18.15
Vested	1,312	20.83
Exercised	(232)	13.59

Options exercisable at December 31, 2002	2,514	20.04

        The following is a summary of stock options outstanding and exercisable at December 31, 2002:

Range of Exercise Prices Per Share	Shares Under Option (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Stock Options Outstanding:
$8.22 - $11.75	672	$11.69	4.4
12.34 - 18.13	622	17.63	5.8
18.75 - 28.02	3,296	22.05	8.0
28.75 - 41.84	1,039	33.52	7.4
50.57	6	50.57	7.1

	5,635

Exercisable Stock Options:
$8.22 - $11.75	672	$11.69	4.4
12.34 - 18.13	427	17.53	5.7
18.75 - 28.02	1,006	21.21	7.6
32.25 - 41.84	409	33.50	7.4

	2,514

20. Quarterly Results of Operations (Unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 2002 and 2001 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2002:
Net revenues	$51,951	$68,596	$70,248	$65,750
Net income	6,926	10,434	12,025	10,828
Net income per common share:
Basic	0.06	0.10	0.11	0.10
Diluted	0.06	0.09	0.11	0.10
Comprehensive income	6,926	10,434	12,025	10,828
Year ended December 31, 2001:
Net revenues	$47,796	$65,896	$65,801	$61,282
Net income	3,618	10,246	8,492	8,613
Net income per common share—basic and diluted	0.03	0.09	0.08	0.08
Comprehensive income	3,618	11,319	7,837	8,195

21. Subsequent Events

        On February 28, 2003, the Company paid the $15.0 million principal balance on the Credit Facility. The Company expects to terminate the Credit Facility after the merger with Univision has been completed. Upon termination of the Credit Facility, Univision will pay the outstanding borrowings, if any, and the Company will fund future capital needs through Univision.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth information concerning the executive officers of the Company and the current directors:

Name	Position with Company	Age
McHenry T. Tichenor, Jr.	Chairman of the Board, President and Chief Executive Officer	47
Jeffrey T. Hinson	Senior Vice President, Chief Financial Officer and Treasurer	48
Gary B. Stone	Senior Vice President and Chief Operating Officer	51
McHenry T. Tichenor	Director	70
Robert W. Hughes	Director	67
James M. Raines	Director	63
Ernesto Cruz	Director	48

        McHenry T. Tichenor, Jr. has been the Chairman of the Board, President, Chief Executive Officer, and a director of the Company since February 14, 1997. From 1981 until February 14, 1997, Mr. Tichenor was the President, Chief Executive Officer, and a director of Tichenor Media System, Inc. ("Tichenor Media"). McHenry T. Tichenor, Jr. is the son of McHenry T. Tichenor.

        Jeffrey T. Hinson has served as the Senior Vice President and Chief Financial Officer of the Company since February 14, 1997. From October 1995 until February 14, 1997, Mr. Hinson served as the Chief Financial Officer, Treasurer, and a director of Tichenor Media.

        Gary B. Stone has served as the Senior Vice President and Chief Operating Officer of the Company since March 1, 2001 and Vice President and General Manager of the Los Angeles and Houston radio stations. Mr. Stone previously served as a Vice President with Tichenor Media and started his career with Tichenor in 1985.

        McHenry T. Tichenor has been a director and an employee of the Company since February 14, 1997. From 1981 until February 14, 1997, Mr. Tichenor served as the Vice Chairman and a director of Tichenor Media. McHenry T. Tichenor is the father of McHenry T. Tichenor, Jr.

        Mr. Hughes became a director of the Company on February 14, 1997. Mr. Hughes is Chairman of Prime Management Group in Austin, Texas. In that capacity, he also serves as Chairman of Prime New Ventures and Prime II Investments and has served in such positions for more than five years. Mr. Hughes also serves as Chairman of Grande Communications. For the past 35 years, he has primarily been involved in the cable television industry.

        Mr. Raines became a director of the Company on August 5, 1996. Mr. Raines is the President of James M. Raines & Company, a private investment firm, and has served in such position for more than five years. Mr. Raines serves on the Board of Directors of Waddell & Reed Financial, Inc.

        Mr. Cruz became a director of the Company on August 5, 1996. Mr. Cruz is a Managing Director of Credit Suisse First Boston, Inc. and has served in this position for more than five years. Mr. Cruz is also head of global equity capital markets of Credit Suisse First Boston, Inc. Mr. Cruz serves on the Group Executive Board of Credit Suisse First Boston, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

        Based solely on its review of the copies of such forms received by it, or written responses from certain reporting persons that no such forms were required to be filed by those persons, the Company believes that during the year ended December 31, 2002, directors, executive officers and beneficial owners of more than 10% of the Company's Class A Common Stock were in compliance with the applicable filing requirements except that Robert W. Hughes, a director of the Company, filed three statements of changes in beneficial ownership regarding an aggregate of seven transactions after the filing deadline for such reports.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth information concerning the compensation of each individual who served as Chief Executive Officer during the year ended December 31, 2002, and each of the other executive officers whose total cash compensation exceeded $100,000 for services rendered in all capacities for the year ended December 31, 2002 (the "Named Executive Officers"):

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
				Other Annual Compen- sation($)
Name And Principal Position	Year	Salary($)	Bonus($)		Restricted Stock Awards($)	Options(#)	LTIP Payout($)	All Other Compensation ($)
McHenry T. Tichenor, Jr.	2002	$400,000	$621,155	$—	$—	150,000	$—	$1,500	(1)
Chairman, President and CEO	2001	300,000	519,437	—	—	35,000	—	1,750	(1)
	2000	300,000	581,653	—	—	90,000	—	1,750	(1)
Gary B. Stone	2002	280,000	314,653	—	—	40,000	—	1,899	(2)
Senior Vice President	2001	354,062	88,418	—	—	60,000	—	39,010	(2)
COO(4)	2000	500,000	94,651	—	—	34,000	—	7,800	(3)
Jeffrey T. Hinson	2002	300,000	387,271	—	—	40,000	—	1,500	(1)
Senior Vice President	2001	250,000	212,802	—	—	90,000	—	1,750	(1)
and CFO	2000	250,000	273,315	—	—	80,000	—	1,750	(1)

(1)
Represents Company contributions to the 401(k) plan account of the respective employee.

(2)
Represents unqualified moving expenses which were paid by the Company.

(3)
Represents $7,550 taxable fringe benefit related to certain relocation costs paid by the Company on Mr. Stone's behalf and a $250 contribution by the Company into the 401(k) plan account of Mr. Stone.

(4)
Mr. Stone became a Senior Vice President and COO effective March 1, 2001.

Options

        The following table sets forth certain information concerning options granted to the Named Executive Officers during the year ended December 31, 2002:

	Individual Grants
		Percent of Total Options Granted to Employees in Fiscal Year
	Number of Securities Underlying Options Granted (#)				Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
Name			Exercise or Base Price ($/share)	Expiration Date
					5%($)	10%($)
McHenry T. Tichenor, Jr.	100,000	9.8%	$28.02	04/02/2012	$1,762,163	$4,465,666
	50,000	4.9%	24.00	06/04/2012	754,674	1,912,491
Gary B. Stone	40,000	3.9%	24.00	06/04/2012	603,739	1,529,993
Jeffrey T. Hinson	40,000	3.9%	24.00	06/04/2012	603,739	1,529,993

        The following table sets forth certain information regarding stock options exercised by the Named Executive Officers during the year ended December 31, 2002, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by both exercisable and nonexercisable stock options as of December 31, 2002. Also reported are the values of "in the money" options which represent the positive spread between the exercise price of any existing stock options and the Common Stock price as of December 31, 2002.

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
McHenry T. Tichenor, Jr.	—	—	210,334	220,666	$78,830	$(1,001,480)
Gary B. Stone	—	—	101,760	155,732	328,496	(431,946)
Jeffrey T. Hinson	—	—	177,332	170,668	500,750	(456,170)

Employment Agreements

        On February 14, 1997, the Company entered into an Employment Agreement with McHenry T. Tichenor, Jr. to serve as President and Chief Executive Officer of the Company. This employment agreement provided for a five year term at an annual base salary of $260,000 plus increases in the base salary and incentive compensation as determined by the Compensation Committee of the Board of Directors. Upon termination by the Company without cause or by Mr. Tichenor for good reason, the Company was obligated to pay Mr. Tichenor a lump sum amount equal to the estimated payments of salary and bonus remaining through the end of the term of the agreement. Furthermore, Mr. Tichenor's employment agreement provided that Mr. Tichenor agreed not to compete with the Company for a period of one year following the date his employment agreement was terminated.

        On April 2, 2002, the Company entered into an Amended and Restated Employment Agreement with McHenry T. Tichenor, Jr. to serve as Chairman, President and Chief Executive Officer of the Company. Mr. Tichenor's current employment agreement provides for a three year term which automatically renews for an additional two year term if neither the Company nor Mr. Tichenor elect to terminate the agreement. Mr. Tichenor's annual base salary under the employment agreement is $400,000 which shall be increased annually by the Compensation Committee by at least 5%. The employment agreement also provides for Mr. Tichenor to be awarded additional bonus compensation as determined by the Compensation Committee. The employment agreement provides Mr. Tichenor with an initial grant of stock options to purchase 100,000 shares of Class A Common Stock. Upon termination of the employment agreement by the Company without cause or by Mr. Tichenor for good reason, the Company is obligated to pay Mr. Tichenor three times the amount of his then current annual base salary and prior year's bonus. Furthermore, Mr. Tichenor's employment agreement provides that Mr. Tichenor agrees not to compete with the Company for a minimum period of one year following the date his employment is terminated.

        On March 1, 2001, the Company entered into an Employment, Nonsolicitation and Arbitration Agreement with Gary Stone to serve as the Senior Vice President and Chief Operating Officer. Mr. Stone's agreement provides for a three-year term at an annual base salary of $262,500 plus profit sharing and a discretionary bonus. Increases in the base salary, profit sharing and discretionary bonus are to be approved by the Compensation Committee. Mr. Stone's employment agreement provides for the Company to loan him up to $1.5 million. The loan requires interest only payments at 6% annual interest and matures on July 22, 2006. On July 30, 2001 and September 11, 2001, the Company advanced Mr. Stone $400,000 and $767,000, respectively. As of December 31, 2002, Mr. Stone can borrow up to $235,603 more under the terms of the loan. The loan is secured by 130,000 shares of Class A Common Stock owned by Mr. Stone. Upon termination by the Company without cause, the Company is obligated to either give Mr. Stone 180 days written notice or pay 180 days base salary plus a pro rata portion of estimated bonuses, to be paid in a lump sum or six semi-monthly payments. Furthermore, Mr. Stone's employment agreement provides that Mr. Stone agrees not to compete with the Company for a period of one year following the date his employment is terminated.

        On November 5, 2001, the Company entered into an Employment, Noncompetition and Arbitration Agreement with Jeffrey T. Hinson to serve as the Senior Vice President and Chief Financial Officer. The employment agreement provides for a three-year term at an annual base salary of $300,000 and shall be increased 5% each January 1 during the term of the employment agreement. Mr. Hinson's compensation also includes profit sharing and an annual bonus. The employee's base salary, profit sharing and annual bonus shall be reviewed by the Compensation Committee not less frequently than on an annual basis. Mr. Hinson's cash compensation attributable to any calendar year (i.e., base salary and profit sharing paid during a calendar year, plus the annual bonus attributable to such calendar year, but paid the following year) during the initial employment term (including calendar year 2001) shall not be less than $600,000.

Director Compensation

        Each member of the Board of Directors other than McHenry T. Tichenor, Jr. and McHenry T. Tichenor is to receive an annual fee of $50,000, payable annually in advance. McHenry T. Tichenor receives an annual director fee of $20,000, which is paid on a quarterly basis. The directors may elect to receive directors fees in cash or shares of the Company's Class A Common Stock. Each non-employee director receives a one-time grant of 2,500 options of the Company's Class A Common Stock when they attend their first meeting of the Board of Directors. These options are fully exercisable commencing six months from the date of grant and expire ten years after the date of grant. The Company also reimburses directors for expenses related to attending board or committee meetings. In addition, in June 1998, March 1999, May 2000, October 2000, May 2001 and June 2002 each outside director was granted options to purchase 4,000, 5,000, 6,000, 6,000, 6,000 and 6,000 shares of Class A Common Stock, respectively. These options vested six months following their date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding ownership of the Class A Common Stock as of December 31, 2002 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock, (ii) each director of the Company,

(iii) the chief executive officer and each other current executive officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group:

Name	Amount and Nature of Beneficial Ownership of Class A Common Stock		Percent of Class
McHenry T. Tichenor, Jr.	12,987,689	(1)	16.1
McHenry T. Tichenor	12,725,229	(2)	15.8
Warren W. Tichenor	12,832,555	(3)	15.9
Janus Capital Management, LLC	5,358,820	(4)	6.7
Franklin Advisers, Inc.	4,604,300	(5)	5.7
Robert W. Hughes	59,000	(6)(7)	*
James M. Raines	30,000	(6)	*
Ernesto Cruz	47,000	(6)(8)	*
Jeffrey T. Hinson	471,208	(6)	*
Gary B. Stone	318,554	(6)	*
All Directors and Executive Officers as a Group (7 persons)	13,926,229		17.3

*
Indicates less than 1.0%.

(1)
Includes 3,333,906 shares (including 210,334 employee and director stock options for shares of Class A common stock granted by Hispanic Broadcasting that are fully exercisable and 47,588 shares held by McHenry T. Tichenor, Jr. as trustee of the Genevieve Beryl Tichenor Trust) held by McHenry T. Tichenor, Jr., and 9,653,783 shares held by McHenry T. Tichenor, Jr.'s family, with respect to which McHenry T. Tichenor, Jr. shares voting control pursuant to a voting agreement among certain members of the Tichenor family (the "Tichenor Voting Agreement").

(2)
Includes 151,343 shares (including 11,135 employee or director stock options for shares of Class A common stock granted by Hispanic Broadcasting that are fully exercisable) held by McHenry T. Tichenor and 12,573,886 shares held by McHenry T. Tichenor's family, with respect to which McHenry T. Tichenor shares voting control pursuant to the Tichenor Voting Agreement.

(3)
Includes 4,478,740 shares (including 13,686 shares owned by Mr. Tichenor's spouse and for which Mr. Tichenor disclaims beneficial ownership) held by Warren W. Tichenor and 8,353,815 shares held by Warren W. Tichenor's family, with respect to which Warren W. Tichenor shares voting control pursuant to the Tichenor Voting Agreement. Warren W. Tichenor's mailing address is 45 N.E. Loop 410, Suite 655, San Antonio, Texas 78216.

(4)
Address: 100 Fillmore Street, 2nd Floor, Denver, Colorado 80206.

(5)
Address: One Franklin Parkway, Building 920, San Mateo, California 94403.

(6)
The following listed individuals, in addition to Mr. Tichenor, Jr. and Mr. Tichenor, hold employee or director stock options for shares of Class A common stock granted by Hispanic Broadcasting that are fully exercisable or will vest and become exercisable within 60 days of December 31, 2002: Mr. Hughes—43,000; Mr. Raines—29,000; Mr. Cruz—43,000; Mr. Hinson—177,332; and Mr. Stone—119,760.

(7)
Includes 12,000 shares owned by a trust for the benefit of one of Mr. Hughes' children and two other entities that may be attributable to Mr. Hughes. Mr. Hughes disclaims beneficial ownership of these shares.

(8)
Includes 4,000 shares owned by Mr. Cruz's spouse and children. Mr. Cruz disclaims beneficial ownership of these shares.

        As of December 31, 2002, Clear Channel and its affiliates owned no shares of Class A Common Stock. However, Clear Channel and its affiliates owned all of the outstanding shares of the Company's Class B Common Stock (28,312,940 shares), which accounted for approximately a 26.0% interest in the common stock of the Company.

        The Compensation Committee believes that equity ownership by the executive officers, managers, and other employees of the Company provides incentive to build stockholder value and aligns the interests of these employees with the interests of stockholders. Upon hiring executive officers, managers, and certain other key employees, the Option Committee, a subcommittee of the Compensation Committee, typically approves stock option grants under the Incentive Plan, subject to applicable vesting periods. Thereafter, the Option Committee considers awarding additional grants, usually on an annual basis, under the Incentive Plan. The Option Committee believes these additional annual grants will provide incentives for executive officers, managers, and key employees to remain with the Company. Options are granted at the current market price of the Company's Class A Common Stock and, consequently, have value only if the price of the Company's Class A Common Stock increases over the exercise price. The size of the initial and periodic grants to employees other than the CEO and the executive officers are proposed by the CEO, reviewed and, when appropriate, revised and approved by the Option Committee. The Option Committee establishes the size of the initial and periodic grants to the CEO and the executive officers.

        At the 1997 Annual Meeting, the stockholders approved the Incentive Plan, which meets the requirements of Section 162(m) of the Internal Revenue Code. The Company's present intention is that awards under the Incentive Plan comply with Section 162(m).

        Securities authorized for issuance under equity compensation plans as of December 31, 2002 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	5,635,306	$22.47	2,416,312
Equity compensation plans not approved by security holders	—	—	—

Total	5,635,306	$22.47	2,416,312

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The following transactions were entered into between the Company and certain current directors, officers and beneficial owners of five percent or more of the Company's Class A Common Stock.

        The Company employs McHenry T. Tichenor to consult on various matters. For the year ended December 31, 2002, Mr. Tichenor's salary was $50,000.

        Mr. Stone's employment agreement provides for the Company to loan him up to $1.5 million. The loan requires interest only payments at 6% annual interest and matures on July 22, 2006. On July 30, 2001 and September 11, 2001, the Company advanced Mr. Stone $400,000 and $767,000, respectively. As of December 31, 2002, Mr. Stone can borrow up to $235,603 more under the terms of the loan. The loan is secured by 130,000 shares of Class A Common Stock owned by Mr. Stone.

        The Company engaged CSFB to advise the Company on the merger with Univision. Ernesto Cruz, a director of the Company, is employed by CSFB. In 2002, the Company paid CSFB $2.0 million in fees for their services.

ITEM 14. CONTROLS AND PROCEDURES

        Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-K, that our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934) are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

        Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.
Financial Statements

  The following financial statements have been filed under Item 8 of this report:

  Independent Auditors' Report

  Consolidated Balance Sheets as of December 31, 2002 and 2001

  Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000

  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

  Notes to Consolidated Financial Statements

2.
Financial Statement Schedules

Hispanic Broadcasting Corporation and Subsidiaries
Valuation and Qualifying Accounts
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Accounts written off	Balance at end of period
For the year ended December 31, 2002:
Current:
Allowance for Doubtful Accounts	$3,458	$2,378	$(760)	$2,407	$2,669
Non current:
Allowance for Doubtful Accounts	—	255	760	—	1,015
For the year ended December 31, 2001:
Current:
Allowance for Doubtful Accounts	3,181	4,289	52	4,064	3,458
For the year ended December 31, 2000:
Current:
Allowance for Doubtful Accounts	1,855	3,757	—	2,431	3,181
3.
Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization, dated June 11, 2002, by and among Univision Communications Inc., Univision Acquisition Corporation and Hispanic Broadcasting Corporation (incorporated by reference to Univision Communications Inc. Current Report on Form 8-K, dated June 12, 2002, File No. 001-12223).

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
10.2	Employment Agreement, dated February 14, 1997, by and between the Company and McHenry T. Tichenor, Jr. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed March 3, 1997).
10.3
Amended and Restated Employment Agreement, dated April 2, 2002, by and between Hispanic Broadcasting Corporation and McHenry T. Tichenor, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 15, 2002).

10.4
Amended and Restated Stockholders Agreement by and among the Company and each of the stockholders listed on the signature page thereto (incorporated by reference to Exhibit 10.7 to Amendment No. 2 of Schedule 13D of McHenry T. Tichenor filed November 19, 2002).
10.5
Amendment to Amended and Restated Stockholders Agreement by and among the Company and each of the stockholders listed on the signature page thereto (incorporated by reference to Exhibit 10.8 to Amendment No. 2 of Schedule 13D of McHenry T. Tichenor filed November 19, 2002).
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
10.10	Amendment to Long-Term Incentive Plan, dated March 31, 2003.
10.11	Hispanic Broadcasting Corporation Amended and Restated 1997 Employee Stock Purchase Plan (incorporated by reference to the Company's Form S-8 filed on December 31, 1997).
10.12	Second Amended and Restated 1997 Employee Stock Purchase Plan, dated April 15, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 13, 2002).
10.13
Employment, Nonsolicitation and Arbitration Agreement, dated March 1, 2001, by and between HBC Management Company, Inc. and Gary Stone (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 14, 2001).
10.14
Employment, Noncompetition and Arbitration Agreement, dated November 5, 2001, by and between HBC Management Company, Inc. and Jeffrey T. Hinson (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on April 1, 2002).
10.15	Asset Purchase Agreement, dated January 2, 2003, by and among Big City Radio, Inc., Big City Radio-Chi, L.L.C. and HBC Illinois, Inc.
10.16	First Amendment to Asset Purchase Agreement, dated January 9, 2003, by and among Big City Radio, Inc., Big City Radio-Chi, L.L.C. and HBC Illinois, Inc.
10.17	Stock Purchase Agreement, dated February 13, 2003, by and between Hispanic Broadcasting Corporation and Fundación Angel Ramos, Inc.

10.18	Asset Purchase Agreement, dated March 3, 2003, by and among First Broadcasting Investments, L.P., HBC Sacramento, Inc., HBC License Corporation and HBC Broadcasting Texas, L.P.
10.19	Asset Purchase Agreement, dated March 17, 2003, by and among Simmons Lone Star Media, Ltd., Simmons-Austin, LLC, HBC Broadcasting Texas, L.P. and HBC License Corporation.
11	Statement Regarding Computation of Per Share Earnings.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
24	Power of Attorney (included on Signature Page).

        Registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

(b)
Reports on Form 8-K

        The Company filed a report on Form 8-K dated November 14, 2002, disclosing that McHenry T. Tichenor, Jr., Chief Executive Officer and Jeffrey T. Hinson, Chief Financial Officer submitted unqualified certifications to the SEC, relating to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, pursuant to 18 U.S.C. § 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

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

Name	Title	Date

/s/ MCHENRY T. TICHENOR, JR. McHenry T. Tichenor, Jr.	President, Chief Executive Officer and Chairman of the Board of Directors	March 31, 2003
/s/ JEFFREY T. HINSON Jeffrey T. Hinson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2003
/s/ DAVID P. GEROW David P. Gerow	Vice President, Controller and Secretary (Principal Accounting Officer)	March 31, 2003
/s/ MCHENRY T. TICHENOR McHenry T. Tichenor	Director	March 31, 2003
/s/ ROBERT W. HUGHES Robert W. Hughes	Director	March 31, 2003
/s/ JAMES M. RAINES James M. Raines	Director	March 31, 2003
/s/ ERNESTO CRUZ Ernesto Cruz	Director	March 31, 2003

Certification

I, McHenry T. Tichenor, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of Hispanic Broadcasting Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ MCHENRY T. TICHENOR, JR. McHenry T. Tichenor, Jr. President and Chief Executive Officer

Certification

I, Jeffrey T. Hinson, certify that:

1.
I have reviewed this annual report on Form 10-K of Hispanic Broadcasting Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ JEFFREY T. HINSON Jeffrey T. Hinson Senior Vice President/Chief Financial Officer Principal Financial Officer