Form 10-Q
period 2003-03-31
HISPANIC BROADCASTING CORP
filed 2003-05-15
CIK 922503

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from to

Commission file number 0-24516

HISPANIC BROADCASTING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	99-0113417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3102 Oak Lawn Avenue, Suite 215 Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

(214) 525-7700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒          No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Class A Common Stock, $.001 Par Value	80,564,617
Class B Non-Voting Common Stock, $.001 Par Value	28,312,940

HISPANIC BROADCASTING CORPORATION

MARCH 31, 2003

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$33,900	$40,217
Accounts receivable, net	44,104	51,935
Prepaid expenses and other current assets	3,307	1,131
Total current assets	81,311	93,283

Property and equipment, at cost, net	54,655	55,837

Cost in excess of fair value of net assets acquired, net of accumulated amortization of $12,380 in 2003 and 2002	85,245	85,245

Intangible assets, net	1,080,750	1,080,845
Restricted cash	3,800	—
Deferred charges and other assets	10,860	10,578
Total assets	$1,316,621	$1,325,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,846	$4,780
Accrued expenses	15,776	15,391
Income taxes payable	770	2,298
Current portion of long-term obligations	7	7
Total current liabilities	20,399	22,476

Long-term obligations, less current portion	1,413	16,429

Deferred income taxes	147,323	143,323

Minority interest	1,335	1,341

Stockholders’ equity:
Preferred Stock, cumulative, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Class A Common Stock, $.001 par value; authorized 175,000,000 shares in 2003 and 2002; issued 81,240,083 shares and outstanding 80,554,583 shares in 2003 and issued 81,201,689 shares and outstanding 80,516,189 shares in 2002	81	81
Class B Common Stock, convertible, $.001 par value; authorized 50,000,000 shares; issued and outstanding 28,312,940 shares	28	28
Additional paid-in capital	1,048,883	1,048,097
Retained earnings	107,267	104,121
Treasury stock, at cost, 685,500 shares	(10,108)	(10,108)
Total stockholders’ equity	1,146,151	1,142,219
Total liabilities and stockholders’ equity	$1,316,621	$1,325,788

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Net revenues	$56,482	$51,951
Operating expenses (exclusive of depreciationand amortization)	18,206	15,851
Wages, salaries and benefits	25,026	20,367
Provision for bad debts	798	599
Depreciation and amortization	3,223	2,842
Corporate expenses	3,425	968
Operating income	5,804	11,324
Interest income (expense), net	(83)	67
Income before income tax	5,721	11,391
Income tax	2,575	4,465
Net income	$3,146	$6,926

Net income per common share - basic and diluted	$0.03	$0.06

Weighted average common shares outstanding:
Basic	108,859	108,589
Diluted	109,309	109,718

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income	$3,146	$6,926
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	798	599
Depreciation and amortization	3,223	2,842
Minority interest	(6)	—
Deferred income taxes	4,000	3,000
Changes in operating assets and liabilities	3,210	6,077
Other, net	(31)	120
Net cash provided by operating activities	14,340	19,564

Cash flows from investing activities:
Acquisitions of radio stations	—	(20,774)
Cash deposited in restricted cash account related to pending acquisitions and signal upgrades	(3,800)	—
Property and equipment acquisitions	(1,904)	(2,277)
Dispositions of property and equipment	85	181
Additions to intangible assets	(69)	(422)
Increase in deferred charges and other assets	(718)	(740)
Net cash used in investing activities	(6,406)	(24,032)

Cash flows from financing activities:
Payments on long-term obligations	(15,004)	—
Proceeds from stock issuances	753	2,098
Net cash provided by (used in) financing activities	(14,251)	2,098

Net decrease in cash and cash equivalents	(6,317)	(2,370)
Cash and cash equivalents at beginning of period	40,217	59,587
Cash and cash equivalents at end of period	$33,900	$57,217

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2003

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hispanic Broadcasting Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2003 is not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.              Pending Merger

On June 11, 2002, the Company agreed to merge with Univision Communications Inc. (“Univision”).  Univision will acquire the Company in an all-stock transaction.  In the merger, the stockholders of the Company will exchange each share of their capital stock in the Company for the right to receive 0.85 share of the Class A Common Stock of Univision.  The boards of directors of both companies approved the merger, the stockholders of each company voted in favor of the merger on February 28, 2003, and the Department of Justice (the “DOJ”), Univision and the Company have reached an agreement regarding the merger.  The merger is subject to approval by the Federal Communications Commission (“FCC”) and customary closing conditions.  The Company expects that the merger will close in the second quarter of this year.

Included in corporate expenses are merger expenses of $0.8 million for the three months ended March 31, 2003.  The Company estimates that merger costs incurred in 2003 will approximate $14.0 million.

3.              Acquisitions and Radio Signal Upgrades

2002 Acquisitions and Radio Signal Upgrades

On August 10, 2001, the Company entered into an asset purchase agreement to acquire for $16.0 million the assets of KQMR(FM), serving the Las Vegas market (the “Las Vegas Acquisition”).  On March 22, 2002, the Company closed on the Las Vegas Acquisition.  The Company used its available cash to fund the acquisition.

The fair value of the assets acquired in the Las Vegas Acquisition as of March 22, 2002 is as follows (in thousands):

Broadcast and other equipment	$26
Broadcast licenses	15,952
Other intangible assets	57
$16,035

On October 10, 2001, the Company entered into an asset purchase agreement to acquire for $5.0 million the assets of KZOL(FM), serving the Fresno market (the “Fresno Acquisition”).  On March 29, 2002, the Company closed on the Fresno Acquisition.  The Company used its available cash to fund the acquisition.

The fair value of the assets acquired in the Fresno Acquisition as of March 29, 2002 is as follows (in thousands):

Broadcast and other equipment	$88
Furniture and fixtures	2
Broadcast licenses	4,898
Other intangible assets	34
$5,022

On December 17, 2001, the Company entered into an asset purchase agreement to acquire for $58.0 million the assets of KEMR(FM), serving the San Jose and San Francisco markets (the “San Jose Acquisition”).  On April 1, 2002, the Company closed on the San Jose Acquisition.  The Company used its available cash to fund the acquisition along with $15.0 million borrowed from the $157.5 million revolving credit facility (the “Credit Facility”) on April 1, 2002.

The fair value of the assets acquired in the San Jose Acquisition as of April 1, 2002 is as follows (in thousands):

Land and improvements	$99
Buildings and improvements	57
Broadcast and other equipment	246
Furniture and fixtures	13
Broadcast licenses	57,412
Other intangible assets	464
$58,291

On August 26, 2002, the Company entered into an asset purchase agreement to acquire for $22.5 million the assets of KJFA(FM), KIOT(FM), KVVF(FM), KKSS(FM) and KAJZ(FM), serving the Albuquerque market (the “Albuquerque Acquisition”).  On November 1, 2002, the Company closed on the Albuquerque Acquisition.  The Company used its available cash to fund the acquisition.

The fair value of the assets acquired in the Albuquerque Acquisition as of November 1, 2002 is as follows (in thousands):

Land and improvements	$132
Buildings and improvements	412
Broadcast and other equipment	1,074
Furniture and fixtures	94
Broadcast licenses	20,431
Other intangible assets	244
$22,387

The intangible assets acquired in the Las Vegas Acquisition, the Fresno Acquisition, the San Jose Acquisition and the Albuquerque Acquisition are not subject to amortization.

Radio stations KPTY(FM) in Houston and KESS(FM) and KDXX(FM) in Dallas have been involved in a variety of proceedings before the FCC to improve each of the stations’ signal coverage.  The radio signal upgrade projects for KPTY(FM) in Houston and KESS(FM) in Dallas were substantially completed in February 2002 and the stations began broadcasting according to their new authorized signal authority.  The upgrade costs of $35.0 million incurred by the Company and included in deferred charges and other assets were reclassified to intangible assets during 2002.  The radio signal upgrade project for KDXX(FM) in Dallas was substantially completed in July 2002 and the station began broadcasting according to its new authorized signal authority.  The upgrade costs of $2.6 million incurred by the Company and included in deferred charges and other assets were reclassified to intangible assets during 2002 and are not subject to amortization.

Pending Transactions

On January 2, 2003, the Company entered into an agreement to acquire for approximately $32.9 million the assets of WVIV(FM), serving the Chicago market (the “WVIV(FM) Acquisition”).  The WVIV(FM) Acquisition is subject to regulatory approvals and customary closing conditions.  The Company expects to close on the WVIV(FM) Acquisition during the second or third quarter of 2003.  The Company plans to use its available cash to fund the acquisition along with borrowings from the Credit Facility.

The Company began providing Spanish-language programming to WVIV(FM) under a time brokerage agreement on January 13, 2003.  A monthly time brokerage fee of $75,000 was paid for the period January 13, 2003 to May 1, 2003.  On May 2, 2003, the time brokerage agreement was amended and restated.  The Company paid $29.9 million in May 2003 for the right to program the radio station until the earlier of the closing of the WVIV(FM) Acquisition or May 1, 2008.  The Company has the right to extend the initial term for three consecutive five year terms.  The $29.9 million will be credited against the payment of the $32.9 million purchase price.  The Company shall also pay $3.0 million on the earlier of the closing date or November 2, 2004.

On February 13, 2003, the Company entered into an agreement to acquire for $32.0 million the stock of a company which owns and operates WKAQ(FM), WKAQ(AM), WUKQ(FM) and WUKQ(AM), serving the Puerto Rico market (the “Puerto Rico Acquisition”).  The Puerto Rico Acquisition is subject to regulatory approvals and customary closing conditions.  The Company expects to close on the Puerto Rico Acquisition during the third quarter of 2003 and plans to borrow from the Credit Facility to fund the acquisition.

On March 3, 2003, the Company entered into an agreement to acquire for $24.0 million the assets of KNGT(FM), serving the Sacramento market and a tower located near Dallas, Texas (the “Sacramento Acquisition”).  The Sacramento Acquisition is subject to regulatory approvals and customary closing conditions.  The Company expects to close on the Sacramento Acquisition during the third quarter of 2003.  The Company plans to borrow from the Credit Facility to fund the acquisition.

On March 17, 2003, the Company entered into an agreement to acquire for $16.0 million the assets of KINV(FM) (formerly KTND(FM)), serving the Austin market (the “Austin Acquisition”).  In addition, the Company has agreed to assume the KINV(FM) seller’s obligation to reimburse an Austin area radio station for up to $1.0 million of expenses incurred by such station to modify its broadcast facilities so as to permit KINV(FM) to upgrade its broadcast facilities pursuant to FCC authorization.  The Austin Acquisition is subject to regulatory approvals and customary closing conditions.  The Company expects to close on the Austin Acquisition during the third quarter of 2003.  The Company plans to borrow from the Credit Facility to fund the acquisition.

The Company began providing Spanish-language programming to KTND(FM) under a time brokerage agreement on April 15, 2003.  The monthly time brokerage fee is $55,000.  The time brokerage agreement continues until the earlier of the twelve month anniversary of the time brokerage agreement or the closing of the asset purchase contemplated by the asset purchase agreement.

On May 1, 2003, the Company entered into an agreement to acquire for $32.0 million the assets of WJTW(FM), serving the Chicago market (the “WJTW(FM) Acquisition”).  The WJTW(FM) Acquisition is subject to regulatory approvals and customary closing conditions.  The Company expects to close on the WJTW(FM) Acquisition during the second or third quarter of 2003.  The Company plans to borrow from the Credit Facility to fund the acquisition.

Pro forma Information

Unaudited pro forma results of operations for the three months ended March 31, 2003 and 2002, calculated as though the Las Vegas Acquisition, the Fresno Acquisition, the San Jose Acquisition, the Albuquerque Acquisition, the WVIV(FM) Acquisition, the Puerto Rico Acquisition, the Sacramento Acquisition and the Austin Acquisition had occurred at the beginning of each period, is as follows (in thousands, except per share data):

	Pro forma Three Months Ended March 31,
	2003	2002

Net revenues	$59,891	$56,618
Operating income	$5,828	$11,417
Net income	$2,482	$7,120
Net income per common share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.06

The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions actually been made at such dates, nor is it indicative of future operating results.

4.              Intangible Assets

Intangible assets as of March 31, 2003 are summarized as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Intangible assets subject to amortization	$13,005	$11,254	$1,751
Intangible assets not subject to amortization	1,264,088	99,844	1,164,244
	$1,277,093	$111,098	$1,165,995

Amortization expense for the three months ended March 31, 2003 and 2002 is $0.2 and $0.1 million, respectively.  Estimated amortization expense of intangible assets acquired as of March 31, 2003 with finite useful lives are summarized as follows (in thousands):

Year	Amount

2003	$538
2004	487
2005	264
2006	105
2007	105

5.              Long-Term Obligations

The Company’s ability to borrow under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility.  The Credit Facility is secured by the stock of the Company’s subsidiaries.  Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company’s leverage ratio.  The Company borrowed $15.0 million from the Credit Facility on April 1, 2002.  On February 28, 2003, the Company paid the outstanding principal balance of $15.0 million and accrued interest.  On May 2, 2003, the Company borrowed $27.0 million from the Credit Facility.  As of May 2, 2003, the Company has $130.5 million of credit available.  The Credit Facility commitment began reducing on September 30, 1999 and continues to reduce quarterly through December 31, 2004.

6.              Contingencies

The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of its business and have not been fully adjudicated.  These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

On June 12, 2002, Spanish Broadcasting System, Inc. (“SBS”) filed Spanish Broadcasting System, Inc. v. Clear Channel Communications, Inc. and Hispanic Broadcasting Corporation in the United States District Court for the Southern District of Florida.  SBS alleged a variety of claims against the defendants including claims for federal and state antitrust violations under the Sherman Act, the Florida Antitrust Act, and California’s Cartwright Act. SBS’s complaint also included numerous other state law causes of action including, among others, tortious interference, defamation, and violation of the California Unfair Competition Act.  The plaintiff, and both defendants, own and operate radio stations throughout the United States, and SBS’s claims arose out of steps the defendants allegedly took to undermine SBS’s radio station business. On July 31, 2002, plaintiff amended its complaint. The amended complaint sought actual damages in excess of $500 million before any trebling under federal or state statute along with attorney fees and other unspecified damages.  On January 31, 2003, the United States District Court entered a final order dismissing the case with prejudice.  On February 14, 2003, SBS filed a motion for reconsideration of the order which dismissed the case.  SBS has announced that, if its motion for reconsideration is not granted, then it will appeal the dismissal order.  The Company is vigorously contesting this matter.

7.              Stockholders’ Equity

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

	Three Months Ended March 31,
	2003	2002

Numerator:
Net income	$3,146	$6,926

Denominator:
Denominator for basic earnings per share	108,859	108,589
Effect of dilutive securities:
Stock options	450	1,119
Employee Stock Purchase Plan	—	10
Denominator for diluted earnings per share	109,309	109,718

Stock options which were excluded from the computation of diluted earnings per share due to their antidilutive effect amounted to 2.9 and 1.1 million shares for the three months ended March 31, 2003 and 2002, respectively.

8.              Stock Options

In May 1997, the stockholders of the Company approved a stock incentive plan (“Long-Term Incentive Plan”), to be administered by the board of directors or by a sub-committee of the board of directors.  The maximum number of shares of Class A Common Stock that may be the subject of awards at any one time shall be ten percent of the total number of shares of Class A Common Stock outstanding.  Options granted under the Long-Term Incentive Plan have a ten-year term and vest over various periods up to five years.

The stockholders of the Company also approved an Employee Stock Purchase Plan in May 1997.  Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period.  During the three months ended March 31, 2003, employees purchased 38,394 common shares at an average price of $19.62.

The Company granted 110,500 stock options for the three months ended March 31, 2003, to various employees of the Company under its Long-Term Incentive Plan.  The exercise prices of options outstanding at March 31, 2003 ranged from $8.22 to $50.57 per share, the market prices at dates of grant.

For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period.  Pro forma net income and earnings per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and are as follows (in thousands, except per share information):

	Three Months Ended March 31,
	2003	2002

Net income as reported	$3,146	$6,926
Stock-based employee compensation expense, net of related tax effects, included in net income as reported	15	13
Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(2,910)	(2,307)
Pro forma net income	$251	$4,632

Net income per common share:
As reported – basic and diluted	$0.03	$0.06
Pro forma – basic and diluted	$—	$0.04

The weighted average fair value at date of grant for options granted in the three months ended March 31, 2003 was $13.10 per share.  The fair value of these options was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	3.45%
Dividend yield	0.00%
Volatility factor	58.23%
Weighted average expected life	6 years

The following is a summary of stock options outstanding and exercisable for the three months ended March 31, 2003 (in thousands, except per share data):

	Number Of Shares	Weighted Average Exercise Price Per Share
Stock Options Outstanding:
Options outstanding at December 31, 2002	5,635	$22.47
Granted	111	22.88
Forfeited	56	24.15
Exercised	—	—
Options outstanding at March 31, 2003	5,690	22.46

Exercisable Stock Options:
Options exercisable at December 31, 2002	2,514	20.04
Vested	371	20.91
Exercised	—	—
Options exercisable at March 31, 2003	2,885	20.48

The following is a summary of stock options outstanding and exercisable at March 31, 2003:

Range of Exercise Prices Per Share			Shares Under Option (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)

Stock Options Outstanding:

$8.22	-	$11.75	672	$11.69	4.2
12.34	-	18.13	620	17.63	5.6
18.75	-	28.02	3,362	22.07	7.8
28.75	-	41.84	1,030	33.51	7.1
50.57			6	50.57	6.8
			5,690

Exercisable Stock Options:

$8.22	-	$11.75	672	$11.69	4.2
12.34	-	18.13	468	17.56	5.4
18.75	-	28.02	1,285	21.45	7.6
28.75	-	41.84	460	33.53	7.1
			2,885

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated results of operations and cash flows of the Company for the three months ended March 31, 2003 and 2002 and consolidated financial condition as of March 31, 2003 should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and its subsidiaries and the related notes included elsewhere in this report.

General

The Company’s primary source of revenues is the sale of broadcasting time for advertising.  For the three months ended March 31, 2003, we generated approximately 65.5% of our gross revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and approximately 24.2% from national spot advertising, which is sold by independent advertising sales representatives.  The balance of our revenues came from network sales, political sales, miscellaneous revenues such as rental income from tower sites, and from our Internet operation.

Our most significant operating expenses are sales expenses, programming expenses, and advertising and promotion expenses.  Operating expenses are affected in part by the timing of promotion campaigns to improve audience ratings, the timing of acquisitions, and the financial performance of our new station formats.

The Company has historically purchased under-performing radio stations with good signal coverage and converted the formats to a variety of Hispanic-targeted formats.  As a result, the historical financial performance of acquired radio stations is not a good indicator of future financial performance.  A new start-up radio station typically generates operating losses in the first 12 to 18 months of operation.  The magnitude of operating losses is determined in part by the size of the market served by the radio station, the amount of promotion expense required to attract an audience to the station, and the size of the acquisition.  Thus, the Company’s financial results in any given period can be affected by the timing, number, acquisition cost and operating expenses of its start-up stations in that period.

EBITDA consists of operating income or loss excluding depreciation and amortization.  The Company has included EBITDA data in this report because EBITDA is commonly used as a measure of performance for broadcast companies.  EBITDA is not calculated in accordance with generally accepted accounting principles.  This measure should not be considered in isolation or as a substitute for or as superior to operating income, cash flows from operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.  EBITDA does not take into account the Company’s debt service requirements and other commitments and, accordingly, it is not necessarily indicative of an amount that may be available for dividends, reinvestment in the Company’s business or other discretionary uses.  In addition, our definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.  Below is a reconciliation of the Company’s operating income to EBITDA (in thousands):

	Three Months Ended March 31,
	2003	2002

Operating income	$5,804	$11,324
Depreciation and amortization	3,223	2,842
EBITDA	$9,027	$14,166

On June 11, 2002, the Company agreed to merge with Univision.  Univision will acquire the Company in an all-stock transaction.  In the merger, the stockholders of the Company will exchange each share of their capital stock in the Company for the right to receive 0.85 share of the Class A Common Stock of Univision.  The boards of directors of both companies approved the merger, the stockholders of each company voted in favor of the merger on February 28, 2003, and the DOJ, Univision and the Company have reached an agreement regarding the merger.  The merger is subject to approval by the FCC and customary closing conditions.  The Company expects that the merger will close in the second quarter of this year.

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

The results of operations for the three months ended March 31, 2003 are not comparable to the results of operations for the same period in 2002 primarily due to the acquisitions of KQMR(FM) in Las Vegas on March 22, 2002, KZOL(FM) in Fresno on March 29, 2002, KEMR(FM) in San Jose on April 1, 2002, KJFA(FM), KIOT(FM), KVVF(FM), KKSS(FM) and KAJZ(FM) in Albuquerque on November 1, 2002, the radio signal upgrades in 2002 of KPTY(FM) in Houston and KESS(FM) and KDXX(FM) in Dallas and the time brokerage of WVIV(FM) in Chicago on January 13, 2003.

Net revenues increased by $4.4 million or 8.5% to $56.4 million for the three months ended March 31, 2003 from $52.0 million for the same period in 2002.  Net revenues increased for the three months ended March 31, 2003 compared to the same period in 2002 primarily because of (a) revenues from start-up stations acquired or reformatted in 2001 and 2002, which represent an increase of $2.0 million, and (b) revenue growth in New York, Miami, San Diego, Dallas, Chicago and Houston from stations that were not considered start-ups, which represent an increase of $2.1 million.  The revenue growth was partially offset by a revenue decline on the San Francisco station that was not considered a start-up, which represents a decrease of $0.6 million.

Operating expenses increased by $2.4 million or 15.2% to $18.2 million for the three months ended March 31, 2003 from $15.8 million for the same period in 2002.  Operating expenses increased for the three months ended March 31, 2003 because of (a) $1.4 million of expense for start-up stations acquired or reformatted in 2001 or 2002, and (b) $0.2 million of expense for a time brokerage agreement in Chicago related to WVIV(FM), and (c) $0.6 million mostly from the collection of an account receivable in 2002, which was previously written off.  As a percentage of net revenues, operating expenses increased to 32.3% from 30.4% for the three months ended March 31, 2003 and 2002, respectively.

Wages, salaries and benefits increased by $4.6 million or 22.5% to $25.0 million for the three months ended March 31, 2003 from $20.4 million for the same period in 2002.  Wages, salaries and benefits for the three months ended March 31, 2003 increased as compared to the same period in 2002 because of (a) start-up stations, which represent an increase of $1.5 million, (b) increased programming and talent costs of $1.1 million in Los Angeles and New York, (c) costs associated with increased ratings in Dallas, which represent an increase of $0.3 million, (d) group insurance in various markets, which represent an increase of $0.5 million, (e) programming costs related to radio stations in San Antonio, which represent an increase of $0.2 million, and (f) costs associated with the corporate office and HBC Sales Integration, Inc. (“HBCSi”), which represent an increase of $0.5 million.  The Company has adopted the marketing name HBCSi to brand all aspects of its national and network sales efforts, including HBC Radio Network sales, new business development, and, in cooperation with Katz Hispanic Media, national spot advertising sales.  As a percentage of net revenues, wages, salaries and benefits increased to 44.3% from 39.2% for the three months ended March 31, 2003 and 2002, respectively.

The provision for bad debts increased $0.2 million or 33.3% to $0.8 million for the three months ended March 31, 2003 from $0.6 million for the same period in 2002.  The provision for bad debts increased due to the uncollectability of certain notes receivable, which represented $0.2 million of the increase.  As a percentage of net revenues, the provision for bad debts increased to 1.4% from 1.2% for the three months ended March 31, 2003 and 2002, respectively.

Corporate expenses increased $2.4 million or 240.0% to $3.4 million for the three months ended March 31, 2003 from $1.0 million for the same period in 2002.  Included in corporate expenses are merger expenses of $0.8 million for the three months ended March 31, 2003, related to the Company’s pending merger with Univision and an increase of $1.2 million in legal and professional fees unrelated to the pending merger.  As a percentage of net revenues, corporate expenses increased to 6.0% from 1.9% for the three months ended March 31, 2003 and 2002, respectively.

EBITDA for the three months ended March 31, 2003 decreased $5.2 million or 36.6% to 9.0 million compared to $14.2 million for the same period in 2002.  As a percentage of net revenues, EBITDA decreased to 16.0% from 27.3% for the three months ended March 31, 2003 and 2002, respectively.

Depreciation and amortization for the three months ended March 31, 2003 increased 10.3% to $3.2 million, compared to $2.9 million for the same period in 2002.  The increase is due to additional depreciable assets from station acquisitions in 2002.

Interest income (expense), net decreased to $0.1 million of expense from $0.1 million of income for the three months ended March 31, 2003 and 2002, respectively.  The decrease for the three months ended March 31, 2003 compared to the same period in 2002 was due to cash and cash equivalents and interest rates being higher in 2002 than in 2003.

Federal and state income taxes are being provided at an effective rate of 45.0% and 39.2% for the three months ended March 31, 2003 and 2002, respectively.  The increase in the effective rate is due to merger expenses incurred and projected in 2003 which are not deductible for tax purposes.

For the three months ended March 31, 2003, the Company’s net income totaled $3.1 million ($0.03 per common share) compared to $6.9 million ($0.06 per common share) in the same period in 2002.

Our business was affected by general economic conditions.  The revenue increase of the Company was impacted by its Los Angeles operations, which experienced a net revenue decrease of 0.5% for the three months ended March 31, 2003 compared to the same period in 2002.  The Company’s Los Angeles operations accounted for 22.4% of total consolidated net revenues for the three months ended March 31, 2003.  The relative financial impact of Los Angeles on the Company has been lowered by the Company’s success in adding to its station line-up and geographically diversifying its revenue streams over the last few years.  Operating expenses will increase in 2003 partially due to the time brokerage fees incurred related to radio stations WVIV(FM) in Chicago and KTDN(FM) in Austin.  Wages, salaries and benefits will increase in 2003 partially due to changes in on-air talent in Los Angeles, San Francisco, Phoenix, Houston and Dallas.

These changes in our on-air talent line up have strengthened our competitive position and improved our audience ratings in these key markets.  We anticipate that improved ratings resulting from these moves will result in higher revenues growth in the second half of 2003.  Corporate expenses increased for the three months ended March 31, 2003 compared to the same period in 2002 primarily as a result of merger costs and higher legal and professional fees unrelated to the merger.  The Company estimates that merger costs incurred in 2003 will approximate $14.0 million.  In connection with the radio station acquisitions, we expect to borrow funds from our Credit Facility.  Accordingly, interest expense will increase in 2003 due to such borrowings.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2003 was $14.3 million as compared to $19.5 million for the same period in 2002.  The $5.2 million decrease from 2002 to 2003 is due to merger expenses of $0.8 million being recognized in 2003 and changes in operating assets and liabilities.  Net cash used in investing activities was $6.4 and $24.0 million for the three months ended March 31, 2003 and 2002, respectively.  The $17.6 million decrease from 2002 to 2003 is due to the Las Vegas and Fresno acquisitions in 2002 and no acquisitions in 2003.  Net cash used in financing activities was $14.2 million and net cash provided by financing activities was $2.1 million for the three months ended March 31, 2003 and 2002, respectively.  The $16.3 million decrease from 2002 to 2003 is due to a $15.0 million payment on the Credit Facility in 2003.

Generally, the Company’s capital expenditures are made with cash provided by operations.  Capital expenditures totaled $1.9 and $2.3 million for the three months ended March 31, 2003 and 2002, respectively.  Approximately $0.9 million of the capital expenditures incurred during the three months ended March 31, 2003 related to a radio signal upgrade project in Dallas, transmitter projects in McAllen, Phoenix and Chicago, and the build-out of studio and office space in Albuquerque, Corporate, Las Vegas, Houston and Miami compared to $1.0 million incurred in the same period of 2002 related to radio signal upgrade projects affecting five different radio stations in Dallas and Houston, transmitter projects in Phoenix, San Francisco and San Antonio, and the build-out of studio and office space in Las Vegas, Phoenix, San Francisco and Fresno.

The short-term liquidity needs of the Company are $134.1 million which is the sum of current liabilities, excluding the current portion of long-term obligations, and the current portion of long-term obligations as shown in the table below.  The long-term liquidity needs of the Company are shown in the table below.

Available cash on hand plus cash flow provided by funds available under lines of credit by operations was sufficient to fund the Company’s operations, meet its debt obligations, and to fund capital expenditures.  Management believes the Company will have sufficient cash on hand and cash provided by operations to finance its operations, satisfy its debt service requirements, and to fund capital expenditures.  Management regularly reviews potential acquisitions.  Future acquisitions will be financed primarily through proceeds from borrowings under the Credit Facility and available cash on hand.

The Company expects to terminate the Credit Facility after the merger with Univision has been completed.  Upon termination of the Credit Facility, Univision will pay the outstanding borrowings, if any, and the Company will fund future capital needs through Univision.

Material Contractual Obligations

The scheduled maturities of long-term obligations, future minimum rental payments under noncancelable operating leases and radio station acquisition commitments of the Company as of March 31, 2003 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term obligations	$1,420	$7	$16	$19	$1,378
Operating leases	78,027	8,742	15,957	12,932	40,396
Radio station acquisitions	137,875	137,875	—	—	—
Total contractual cash obligations	$217,322	$146,624	$15,973	$12,951	$41,774

Long-Term Obligations

For the three months ended March 31, 2003, no additional amounts were borrowed on the Credit Facility and the outstanding principal balance of $15.0 million was paid.  As of March 31, 2003, the Company had $157.5 million of credit available under the Credit Facility.  Borrowings under the Credit Facility bear interest at a rate based on LIBOR plus an applicable margin as determined by the Company’s leverage ratio.  The Credit Facility is secured by the stock of the Company’s subsidiaries.  Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending December 31, 2004.  Our ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility.

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

Impairment of Indefinite-Lived Intangible Assets or Cost In Excess of Fair Value of Net Assets Acquired

The Company records impairment losses when events and circumstances indicate that indefinite-lived intangible assets or cost in excess of fair value of net assets acquired might be impaired.  The reporting unit is defined as an individual radio market.  To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s indefinite-lived intangible assets or cost in excess of fair value of net assets acquired may be impaired and we perform the second step of the impairment test.  In the second step, we compare the implied fair value of the reporting unit’s indefinite-lived intangible assets or cost in excess of fair value of net assets acquired, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which are measured as of the end of the year.  When the indefinite-lived intangible assets or cost in excess of fair value of net assets acquired is determined to be impaired, the basis of the assets is reduced to reflect the implied fair value.  We performed an impairment assessment of the indefinite-lived intangible assets or cost in excess of fair value of net assets acquired as of January 1, 2002 and December 31, 2002 and determined there was no impairment.

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

Forward Looking Statements

Certain statements contained in this report are not based on historical facts, but are forward looking statements that are based on numerous assumptions made as of the date of this report.  When used in the preceding and following discussions, the words “believes,” “intends,” “expects,” “anticipates” and similar expressions are intended to identify forward looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements.  Such risks and uncertainties include, but are not limited to, industry-wide market factors and regulatory developments affecting the Company’s operations, acquisitions of broadcast properties described elsewhere herein, the financial performance of start-up stations, and efforts by management to integrate its operating philosophies and practices at the station level.  This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Company disclaims any obligation to update the forward looking statements in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on the interest earned on cash and cash equivalents and the interest incurred on amounts borrowed from the Credit Facility.  A change of 10% in the interest rate either earned on short-term investments or charged on amounts borrowed from the Credit Facility would not have had a significant impact on the Company’s historical financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-Q, that our disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934) are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various claims and lawsuits, which are generally incidental to its business.  The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position or results of operations.

On June 12, 2002, Spanish Broadcasting System, Inc. (“SBS”) filed Spanish Broadcasting System, Inc. v. Clear Channel Communications, Inc. and Hispanic Broadcasting Corporation in the United States District Court for the Southern District of Florida.  SBS alleged a variety of claims against the defendants including claims for federal and state antitrust violations under the Sherman Act, the Florida Antitrust Act, and California’s Cartwright Act.  SBS’s complaint also included numerous other state law causes of action including, among others, tortious interference, defamation, and violation of the California Unfair Competition Act.  The plaintiff, and both defendants, own and operate radio stations throughout the United States, and SBS’s claims arose out of steps the defendants allegedly took to undermine SBS’s radio station business.  On July 31, 2002, plaintiff amended its complaint.  The amended complaint sought actual damages in excess of $500 million before any trebling under federal or state statute along with attorney fees and other unspecified damages.  On January 31, 2003, the United States District Court entered a final order dismissing the case with prejudice.  On February 14, 2003, SBS filed a motion for reconsideration of the order which dismissed the case.  SBS has announced that, if its motion for reconsideration is not granted, then it will appeal the dismissal order.  The Company is vigorously contesting this matter.

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

3.1	Second Amended and Restated Certificate of Incorporation of the Company dated February 14, 1997 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 3, 1997).

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company dated June 4, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on November 12, 1998).

3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company dated June 3, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 12, 1999).

3.4

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company dated May 25, 2000 (incorporated by reference to Exhibit 3.4 to the Company’s Form 10-Q filed on August 11, 2000).

3.5

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 3 to Form S-1 (Registration No. 33-78370) filed on July 8, 1994).

4.1

Specimen certificate for the Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 3 to Form S-1 (Registration No. 33-78370) filed on July 8, 1994).

4.2	Specimen certificate for the Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed on August 13, 2002).

10.1

Credit Agreement Amendment No. 2 among the Company and its subsidiaries, the Chase Manhattan Bank, as administrative agent, and certain other lenders, dated October 13, 2000 without Exhibits (Schedules omitted).

10.2

Credit Agreement Amendment No. 3 among the Company and its subsidiaries, the Chase Manhattan Bank, as administrative agent, and certain other lenders, dated May 2, 2003, without Exhibits (Schedules omitted).

10.3	Second Amendment to Asset Purchase Agreement, dated May 2, 2003, by and among Big City Radio, Inc., Big City Radio-Chi, LLC, HBC Illinois, Inc. and HBC License Corporation.

10.4	Asset Purchase Agreement, dated May 1, 2003, by and among HBC Illinois, Inc., HBC License Corporation, NextMedia Operating, Inc. and NM Licensing LLC.

10.5	First Amendment to Employment, Noncompetition and Arbitration Agreement, dated April 2, 2003, by and between Jeffrey T. Hinson and HBC Management Company, Inc.

10.6	Time Brokerage Agreement, dated January 10, 2003, by and between HBC Illinois, Inc. and Big City Radio-Chi, LLC.

10.7	Amended and Restated Time Brokerage Agreement, dated May 2, 2003, by and between HBC Illinois, Inc. and Big City Radio-Chi, LLC.

10.8	Time Brokerage Agreement, dated March 17, 2003, by and between Simmons Lone Star Media, Ltd. and HBC Broadcasting Texas, L.P.

(b) Reports on Form 8-K

None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hispanic Broadcasting Corporation
(Registrant)

/s/ Jeffrey T. Hinson
Jeffrey T. Hinson Senior Vice President/ Chief Financial Officer Principal Financial Officer

Dated: May 15, 2003

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

3.1	Second Amended and Restated Certificate of Incorporation of the Company dated February 14, 1997 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 3, 1997).

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company dated June 4, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on November 12, 1998).

3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company dated June 3, 1999 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on August 12, 1999).

3.4

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company dated May 25, 2000 (incorporated by reference to Exhibit 3.4 to the Company’s Form 10-Q filed on August 11, 2000).

3.5

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Amendment No. 3 to Form S-1 (Registration No. 33-78370) filed on July 8, 1994).

4.1

Specimen certificate for the Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 3 to Form S-1 (Registration No. 33-78370) filed on July 8, 1994).

4.2	Specimen certificate for the Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed on August 13, 2002).

10.1

Credit Agreement Amendment No. 2 among the Company and its subsidiaries, the Chase Manhattan Bank, as administrative agent, and certain other lenders, dated October 13, 2000 without Exhibits (Schedules omitted).

10.2

Credit Agreement Amendment No. 3 among the Company and its subsidiaries, the Chase Manhattan Bank, as administrative agent, and certain other lenders, dated May 2, 2003, without Exhibits (Schedules omitted).

10.3	Second Amendment to Asset Purchase Agreement, dated May 2, 2003, by and among Big City Radio, Inc., Big City Radio-Chi, LLC, HBC Illinois, Inc. and HBC License Corporation.

10.4	Asset Purchase Agreement, dated May 1, 2003, by and among HBC Illinois, Inc., HBC License Corporation, NextMedia Operating, Inc. and NM Licensing LLC.

10.5	First Amendment to Employment, Noncompetition and Arbitration Agreement, dated April 2, 2003, by and between Jeffrey T. Hinson and HBC Management Company, Inc.

10.6	Time Brokerage Agreement, dated January 10, 2003, by and between HBC Illinois, Inc. and Big City Radio-Chi, LLC.

10.7	Amended and Restated Time Brokerage Agreement, dated May 2, 2003, by and between HBC Illinois, Inc. and Big City Radio-Chi, LLC.

10.8	Time Brokerage Agreement, dated March 17, 2003, by and between Simmons Lone Star Media, Ltd. and HBC Broadcasting Texas, L.P.