Form 10-Q
period 2003-06-30
HISPANIC BROADCASTING CORP
filed 2003-08-14
CIK 922503

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003

Class A Common Stock, $.001 Par Value	80,656,588
Class B Non-Voting Common Stock, $.001 Par Value	28,312,940

HISPANIC BROADCASTING CORPORATION

JUNE 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$22,957	$40,217
Accounts receivable, net	57,608	51,935
Prepaid expenses and other current assets	4,001	1,131
Total current assets	84,566	93,283

Property and equipment, at cost, net	54,737	55,837

Cost in excess of fair value of net assets acquired, net of accumulated amortization of $12,380 in 2003 and 2002	85,245	85,245

Intangible assets, net	1,103,007	1,080,845
Restricted cash	3,535	—
Deferred charges and other assets	52,339	10,578
Total assets	$1,383,429	$1,325,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,008	$4,780
Accrued expenses	17,055	15,391
Income taxes payable	5,650	2,298
Current portion of long-term obligations	7	7
Total current liabilities	26,720	22,476

Long-term obligations, less current portion	41,400	16,429

Deferred income taxes	153,323	143,323

Minority interest	1,328	1,341

Stockholders’ equity:
Preferred Stock, cumulative, $.001 par value; authorized 5,000,000 shares; no shares issued or outstanding	—	—
Class A Common Stock, $.001 par value; authorized 175,000,000 shares in 2003 and 2002; issued 81,330,821 shares and outstanding80,645,321 shares in 2003 and issued 81,201,689 shares and outstanding80,516,189 shares in 2002	81	81
Class B Common Stock, convertible, $.001 par value; authorized 50,000,000 shares; issued and outstanding 28,312,940 shares	28	28
Additional paid-in capital	1,050,455	1,048,097
Retained earnings	120,202	104,121
Treasury stock, at cost, 685,500 shares	(10,108)	(10,108)
Total stockholders’ equity	1,160,658	1,142,219
Total liabilities and stockholders’ equity	$1,383,429	$1,325,788

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net revenues	$77,437	$68,596	$133,918	$120,546
Operating expenses (exclusive of depreciation and amortization)	22,205	22,019	40,409	37,870
Wages, salaries and benefits	25,836	22,143	50,863	42,510
Provision for bad debts	707	540	1,505	1,139
Depreciation and amortization	3,429	3,300	6,652	6,141
Corporate expenses	1,299	3,644	4,724	4,612
Operating income	23,961	16,950	29,765	28,274
Interest income (expense), net	(12)	117	(96)	184
Income before income tax	23,949	17,067	29,669	28,458
Income tax	11,015	6,633	13,588	11,099
Net income	$12,934	$10,434	$16,081	$17,359

Net income per common share:
Basic	$0.12	$0.10	$0.15	$0.16
Diluted	$0.12	$0.09	$0.15	$0.16

Weighted average common shares outstanding:
Basic	108,895	108,707	108,877	108,648
Diluted	109,726	109,856	109,518	109,787

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$16,081	$17,359
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,505	1,139
Depreciation and amortization	6,652	6,141
Minority interest	(13)	—
Deferred income taxes	10,000	8,400
Changes in operating assets and liabilities	(5,374)	(469)
Other, net	116	(10)
Net cash provided by operating activities	28,967	32,560

Cash flows from investing activities:
Acquisitions of radio stations	(22,825)	(75,875)
Cash deposited in restricted cash account related to pending acquisitions and signal upgrades	(4,750)	—
Property and equipment acquisitions	(3,568)	(5,739)
Dispositions of property and equipment	101	719
Additions to intangible assets	(170)	(667)
Increase in deferred charges and other assets	(42,293)	(1,521)
Net cash used in investing activities	(73,505)	(83,083)

Cash flows from financing activities:
Borrowings on long-term obligations	40,000	15,000
Payments on long-term obligations	(15,017)	(1)
Proceeds from stock issuances	2,295	2,411
Net cash provided by financing activities	27,278	17,410

Net decrease in cash and cash equivalents	(17,260)	(33,113)
Cash and cash equivalents at beginning of period	40,217	59,587
Cash and cash equivalents at end of period	$22,957	$26,474

See accompanying notes to unaudited condensed consolidated financial statements.

HISPANIC BROADCASTING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2003

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hispanic Broadcasting Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.              Pending Merger

On June 11, 2002, the Company agreed to merge with Univision Communications Inc. (“Univision”).  Under the terms of the merger agreement, Univision will acquire the Company in an all-stock transaction.  In the merger, the stockholders of the Company will exchange each share of their capital stock in the Company for the right to receive 0.85 share of the Class A Common Stock of Univision.  The board of directors of both companies have approved the merger, the stockholders of each company voted in favor of the merger on February 28, 2003, and the Department of Justice (the “DOJ”), Univision and the Company have reached an agreement regarding the merger.  The merger is subject to approval by the Federal Communications Commission (“FCC”) and customary closing conditions.  The Company expects that the merger will close in the third quarter of this year.

Included in corporate expenses are merger expenses of $0.4 and $2.4 million for the three months ended June 30, 2003 and 2002, and $1.2 and $2.4 million for the six months ended June 30, 2003 and 2002, respectively.  The Company estimates that merger costs incurred for the year ended December 31, 2003 will approximate $13.7 million.

3.              Acquisitions and Radio Signal Upgrades

2003 Acquisitions and Radio Signal Upgrades

On March 3, 2003, the Company entered into an agreement to acquire for $24.0 million the assets of KOSL(FM) (formerly KNGT(FM)), serving the Sacramento market, and a tower located near Dallas, Texas (the “Sacramento Acquisition”).  On June 6, 2003, the Company closed on the Sacramento Acquisition.  To fund the acquisition, the Company used its available cash along with $13.0 million borrowed from the $135.0 million revolving credit facility (the “Credit Facility”) on June 6, 2003.

The fair value of the assets acquired in the Sacramento Acquisition as of June 6, 2003 is as follows (in thousands):

Land and improvements	$1,448
Buildings and improvements	58
Broadcast and other equipment	238
Furniture and fixtures	1
Broadcast licenses	21,847
Other intangible assets	433
$24,025

On January 2, 2003, the Company entered into an agreement to acquire for approximately $32.9 million the assets of WVIV(FM), serving the Chicago market (the “WVIV(FM) Acquisition).  On July 18, 2003, the Company closed on the WVIV(FM) Acquisition.

The Company began providing Spanish-language programming to WVIV(FM) under a time brokerage agreement on January 13, 2003.  A monthly time brokerage fee of $75,000 was paid for the period January 13, 2003 to May 1, 2003.  On May 2, 2003, the time brokerage agreement was amended and restated.  The Company paid $29.9 million in May 2003 for the right to program the radio station until the earlier of the closing of the WVIV(FM) Acquisition or May 1, 2008.  This payment for the right to program the radio station is a reduction of the $32.9 million purchase price due on the closing date.  The $29.9 million paid under the time brokerage agreement is included in deferred charges and other assets as of June 30, 2003.  To fund the payment for the right to program, the Company used its available cash along with $27.0 million borrowed from the Credit Facility on May 2, 2003.  The remaining balance of the purchase price (approximately $3.0 million) was paid with available cash on the July 18, 2003 closing date.

WVIV(FM) has filed an application with the FCC to relocate and upgrade is transmission facilities in order to improve the coverage of its radio signal.  The Company has entered into an agreement with an unaffiliated third party to act as the Company’s advisor in obtaining the necessary contractual and regulatory approvals (including zoning approvals) incident to the relocation and construction of the new transmission facilities.  In the event that the Company commences broadcast operations at the new transmission facilities pursuant to FCC authorization, the Company will pay a fee of up to $3.0 million to the unaffiliated third party advisor.

On February 13, 2003, the Company entered into an agreement to acquire for $32.0 million the stock of a company that owns and operates WKAQ(FM), WKAQ(AM), WUKQ(FM) and WUKQ(AM), serving the Puerto Rico market (the “Puerto Rico Acquisition”).  On August 1, 2003, the Company closed on the Puerto Rico Acquisition.  To fund the acquisition, the Company used its available cash along with $17.0 million borrowed from the Credit Facility on August 1, 2003.

The intangible assets acquired in the Sacramento Acquisition, the WVIV(FM) Acquisition and the Puerto Rico Acquisition are not subject to amortization.

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
$5,022

On December 17, 2001, the Company entered into an asset purchase agreement to acquire for $58.0 million the assets of KEMR(FM), serving the San Jose and San Francisco markets (the “San Jose Acquisition”).  On April 1, 2002, the Company closed on the San Jose Acquisition.  To fund the acquisition, the Company used its available cash along with $15.0 million borrowed from the Credit Facility on April 1, 2002.

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

Radio stations KPTY(FM) in Houston and KESS(FM) and KDXX(FM) in Dallas have been involved in a variety of proceedings before the FCC to improve each of the stations’ signal coverage.  The radio signal upgrade projects for KPTY(FM) in Houston and KESS(FM) in Dallas were substantially completed in February 2002 and the stations began broadcasting according to their new authorized signal authority.  The upgrade costs of $35.0 million incurred by the Company and included in deferred charges and other assets were reclassified to intangible assets in February 2002.  The radio signal upgrade project for KDXX(FM) in Dallas was substantially completed in July 2002 and the station began broadcasting according to its new authorized signal authority.  The upgrade costs of $2.6 million incurred by the Company and included in deferred charges and other assets were reclassified to intangible assets in July 2002 and are not subject to amortization.

Pending Transactions

On March 17, 2003, the Company entered into an agreement to acquire for $16.0 million the assets of KINV(FM), serving the Austin market (the “Austin Acquisition”).  In addition, the Company has agreed to assume the KINV(FM) seller’s obligation to reimburse an Austin area radio station for up to $1.0 million of expenses incurred by such station to modify its broadcast facilities so as to permit KINV(FM) to upgrade its broadcast facilities pursuant to FCC authorization.  The Austin Acquisition is subject to regulatory approvals and customary closing conditions.  The Company expects to close on the Austin Acquisition during the third quarter of 2003.  The Company plans to borrow from the Credit Facility to fund the acquisition.

The Company began providing Spanish-language programming to KINV(FM) under a time brokerage agreement on April 15, 2003.  The monthly time brokerage fee is $55,000.  The time brokerage agreement continues until the earlier of the twelve month anniversary of the time brokerage agreement or the closing of the asset purchase contemplated by the asset purchase agreement.

On May 1, 2003, the Company entered into an agreement to acquire for $32.0 million the assets of WJTW(FM), serving the Chicago market (the “WJTW(FM) Acquisition”).  The Company paid $11.0 million in May 2003 for the option to purchase all the assets used in connection with the operation of WJTW(FM).  This payment for the option to purchase all the assets is a reduction of the $32.0 million purchase price due on the closing date.  The $11.0 million paid for the option is included in deferred charges and other assets as of June 30, 2003.  The WJTW(FM) Acquisition is subject to regulatory approvals and customary closing conditions.  The Company expects to close on the WJTW(FM) Acquisition during the third quarter of 2003 and plans to borrow from the Credit Facility to fund the acquisition.

WJTW(FM) has filed a rulemaking application with the FCC which, if granted, would permit the station to relocate and upgrade its transmission facilities in order to improve the coverage of its radio signal.  In the event that the rulemaking proceeding is granted by the FCC at any time within 30 months after the closing of the WJTW(FM) Acquisition, the Company will be obligated to pay the sum of $2.0 million as an addition to the purchase price of the WJTW(FM) Acquisition.

Pro forma Information

Unaudited pro forma results of operations for the three and six months ended June 30, 2003 and 2002, calculated as though the Las Vegas Acquisition, the Fresno Acquisition, the San Jose Acquisition, the Albuquerque Acquisition, the Sacramento Acquisition, the WVIV(FM) Acquisition, the Puerto Rico Acquisition, the Austin Acquisition and the WJTW(FM) Acquisition had occurred at the beginning of each period, are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net revenues	$81,066	$73,392	$141,220	$130,237
Operating income	$24,088	$17,131	$30,044	$28,665
Net income	$12,834	$9,553	$15,288	$16,606
Net income per common share –
basic and diluted	$0.12	$0.09	$0.14	$0.15

The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions actually been made at such dates, nor is it indicative of future operating results.

4.              Intangible Assets

Intangible assets as of June 30, 2003 are summarized as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount

Intangible assets subject to amortization	$13,149	$11,421	$1,728
Intangible assets not subject to amortization	1,286,368	99,844	1,186,524
	$1,299,517	$111,265	$1,188,252

Amortization expense for the three months ended June 30, 2003 and 2002 is $0.2 and $0.1 million and $0.3 and $0.2 million for the six months ended June 30, 2003 and 2002, respectively.  Estimated amortization expense of intangible assets acquired as of June 30, 2003 with finite useful lives is summarized as follows (in thousands):

Year	Amount

2003	$636
2004	$519
2005	$296
2006	$117
2007	$105

5.              Long-Term Obligations

The Company’s ability to borrow under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility.  The Credit Facility is secured by the stock of the Company’s subsidiaries.  Borrowings under the Credit Facility bear interest at a rate based on the LIBOR rate plus an applicable margin as determined by the Company’s leverage ratio.  The Company borrowed $15.0 million from the Credit Facility on April 1, 2002.  On February 28, 2003, the Company paid the outstanding principal balance of $15.0 million and accrued interest.  On May 2, 2003, June 6, 2003, and August 1, 2003, the Company borrowed from the Credit Facility $27.0, $13.0 and $17.0 million, respectively.  As of August 1, 2003, the Company has $78.0 million of credit available.  The

Credit Facility commitment began reducing on September 30, 1999 and continues to reduce quarterly through December 31, 2004.

6.              Contingencies

The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of its business and have not been fully adjudicated.  These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

On June 12, 2002, Spanish Broadcasting System, Inc. (“SBS”) filed Spanish Broadcasting System, Inc. v. Clear Channel Communications, Inc. (“Clear Channel”) and Hispanic Broadcasting Corporation in the United States District Court for the Southern District of Florida.  SBS alleged a variety of claims against the defendants including claims for federal and state antitrust violations under the Sherman Act, the Florida Antitrust Act, and California’s Cartwright Act.  SBS’s complaint also included numerous other state law causes of action including, among others, tortious interference, defamation, and violation of the California Unfair Competition Act.  The plaintiff, and both defendants, own and operate radio stations throughout the United States, and SBS’s claims arose out of steps the defendants allegedly took to undermine SBS’s radio station business. On July 31, 2002, plaintiff amended its complaint. The amended complaint sought actual damages in excess of $500 million before any trebling under federal or state statute along with attorney fees and other unspecified damages.  On January 31, 2003, the United States District Court entered a final order dismissing the case with prejudice.  On February 14, 2003, SBS filed a motion for reconsideration of the order that dismissed the case.  On August 6, 2003, the Miami federal court, which previously dismissed SBS’s antitrust claims against the Company and Clear Channel, denied SBS’s motion for reconsideration, concluding again that dismissal of all claims asserted by SBS was proper.

7.              Stockholders’ Equity

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Numerator:
Net income	$12,934	$10,434	$16,081	$17,359

Denominator:
Denominator for basic earnings per share per share	108,895	108,707	108,877	108,648
Effect of dilutive securities:
Stock options	831	1,139	641	1,129
Employee Stock Purchase Plan	—	10	—	10
Denominator for diluted earnings per share per share	109,726	109,856	109,518	109,787

Stock options which were excluded from the computation of diluted earnings per share due to their antidilutive effect amounted to 1.2 million shares for the three months ended June 30, 2003 and 2002 and 2.0 and 1.1 million shares for the six months ended June 30, 2003 and 2002, respectively.

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

The stockholders of the Company also approved an Employee Stock Purchase Plan in May 1997.  Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period.  During the three and six months ended June 30, 2003, employees purchased zero and 38,394 common shares at average prices of zero and $19.62, respectively.

The Company granted 1,000 and 111,500 stock options for the three and six months ended June 30, 2003, respectively, to various employees of the Company under its Long-Term Incentive Plan.  The exercise prices of options outstanding at June 30, 2003 ranged from $8.22 to $50.57 per share, the market prices at dates of grant.

For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period.  Pro forma net income and earnings per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation– Transition and Disclosure, and are as follows (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income as reported	$12,934	$10,434	$16,081	$17,359
Stock-based employee compensation expense, net of related tax effects, included in net income as reported	15	12	29	25
Stock-based employee compensation expense determined under fair value-based method, net of related tax effects	(2,116)	(2,383)	(4,992)	(4,700)
Pro forma net income	$10,833	$8,063	$11,118	$12,684
Net income per common share:
As reported:
Basic	$0.12	$0.10	$0.15	$0.16
Diluted	$0.12	$0.09	$0.15	$0.16
Pro forma:
Basic	$0.10	$0.07	$0.10	$0.12
Diluted	$0.10	$0.07	$0.10	$0.12

The weighted average fair value at date of grant for options granted in the three and six months ended June 30, 2003 was $13.16 and $13.10 per share, respectively.  The fair value of these options was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	3.04% to 3.45%
Dividend yield	0.00%
Volatility factor	57.53% to 58.23%
Weighted average expected life	6 years

The following is a summary of stock options outstanding and exercisable for the six months ended June 30, 2003 (in thousands, except per share data):

	Number Of Shares	Weighted Average Exercise Price Per Share

Stock Options Outstanding:
Options outstanding at December 31, 2002	5,635	$22.47
Granted	112	$22.88
Forfeited	(76)	$24.49
Exercised	(91)	$16.99
Options outstanding at June 30, 2003	5,580	$22.54

Exercisable Stock Options:
Options exercisable at December 31, 2002	2,514	$20.04
Vested	670	$21.45
Exercised	(91)	$16.99
Options exercisable at June 30, 2003	3,093	$20.85

The following is a summary of stock options outstanding and exercisable at June 30, 2003:

Range of Exercise Prices Per Share			Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
			(in thousands)		(in years)
Stock Options Outstanding:

$8.22	-	$11.75	642	$11.68	3.9
$12.34	-	$18.13	594	$17.60	5.3
$18.75	-	$28.02	3,314	$22.08	7.5
$28.75	-	$41.84	1,024	$33.51	6.9
$50.57			6	$50.57	6.6
			5,580

Exercisable Stock Options:

$8.22	-	$11.75	642	$11.68	3.9
$12.34	-	$18.13	488	$17.56	5.2
$18.75	-	$28.02	1,450	$21.51	7.3
$28.75	-	$41.84	512	$33.57	6.8
$50.57			1	$50.57	6.6
			3,093

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated results of operations for the three and six months ended June 30, 2003 and 2002, the cash flows of the Company for the six months ended June 30, 2003 and 2002, and consolidated financial condition as of June 30, 2003 and December 31, 2002 should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and its subsidiaries and the related notes included elsewhere in this report.

General

The Company’s primary source of revenues is the sale of broadcasting time for advertising.  For the six months ended June 30, 2003, we generated approximately 64.1% of our gross revenues from local advertising, which is sold primarily by each individual local radio station’s sales staff, and approximately 25.5% from national spot advertising, which is sold by independent advertising sales representatives.  The balance of our revenues came from network sales, political sales, miscellaneous revenues such as rental income from tower sites, and from our Internet operation.

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

EBITDA consists of net income or loss excluding income tax, interest income (expense), net, and depreciation and amortization.  The Company has included EBITDA data in this report because EBITDA is commonly used as a measure of performance for broadcast companies.  EBITDA eliminates the uneven effect of such items as income tax, interest, and depreciation and amortization.  EBITDA is not calculated in accordance with generally accepted accounting principles.  This measure should not be considered in isolation or as a substitute for or as superior to operating income, cash flows from operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.  EBITDA does not take into account the Company’s debt service requirements and other commitments and, accordingly, it is not necessarily indicative of an amount that may be available for dividends, reinvestment in the Company’s business or other discretionary uses.  In addition, our definition of EBITDA is not necessarily comparable to similarly titled measures reported by other companies.  Below is a reconciliation of the Company’s net income as reported to EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$12,934	$10,434	$16,081	$17,359
Income tax	11,015	6,633	13,588	11,099
Interest income (expense), net	12	(117)	96	(184)
Depreciation and amortization	3,429	3,300	6,652	6,141
EBITDA	$27,390	$20,250	$36,417	$34,415

On June 11, 2002, the Company agreed to merge with Univision.  Under the terms of the merger agreement, Univision will acquire the Company in an all-stock transaction.  In the merger, the stockholders of the Company will exchange each share of their capital stock in the Company for the right to receive 0.85 share of the Class A Common Stock of Univision.  The board of directors of both companies have approved the merger, the stockholders of each company voted in favor of the merger on February 28, 2003, and the DOJ, Univision and the Company have reached an agreement regarding the merger.  The merger is subject to approval by the FCC and customary closing conditions.  The Company expects that the merger will close in the third quarter of this year.

On June 2, 2003, the FCC adopted comprehensive new multiple ownership rules affecting radio and television stations and newspapers; it released the text of its Report & Order on July 2, 2003.  The new rules will become effective 30 days after publication of the rules or a summary of the rules in the Federal Register.  In addition, the FCC instituted a freeze on the filing of new and amended applications for consent to assignment of licenses and transfers of control of radio and television stations pending issuance and approval by the Office of Management and Budget of new forms to reflect the changes in the rules.  The changes in the FCC’s multiple ownership rules are subject to reconsideration by the FCC itself, to review by the United States Court of Appeals, and to legislative action in the Congress.

The FCC increased the limit on coverage by television stations owned by any one company from 35% to 45% of TV homes nationwide; this affects primarily the national television broadcast networks.  The FCC also retained (but provided for the sunsetting of) the rule which discounts homes covered by UHF television stations (Channels 14 through 67) by 50%.  The FCC eliminated the prohibitions on common ownership of newspapers and broadcast stations and on cross-ownership of radio and television stations, but with cross-media limits in such cases, i.e., depending on the size of the market, there will be limits on the combination of newspapers and radio and television stations one entity may own.  The FCC also concluded that its concerns about competition will be limited to protection of consumers rather than advertisers and that, therefore, the FCC will no longer initiate inquiries into broadcasters’ shares of advertising revenues in particular markets, in effect leaving this issue to the antitrust agencies.

The numbers of radio stations a company may own in markets of varying size were not changed, but the FCC made a significant change in the definition of a “market” for purposes of applying the ownership limits: in markets recognized by Arbitron, the previous “contour overlap” definition was eliminated and the total number of stations in a market will now include non-commercial, educational stations and foreign stations.  The FCC also concluded that companies with “joint sales agreements” with other radio stations in the same market will have such stations attributed to them for multiple ownership rule purposes; extension of that rule to television stations awaits the outcome of a proposed rulemaking proceeding to be undertaken by the FCC.  Existing joint sales agreements may remain in place for two years following the effective date of the new rules.

The change in the definition of a market could result in an entity exceeding the permissible limit on the number of stations an entity may own in a specific market under the new rules despite having been in compliance with the limit under the previous rules.  The FCC will not require divestiture of the station or stations which exceeds the new limit, but the FCC will not, in the absence of a waiver, permit the cluster of non-complying stations to be sold intact to another owner.  Changes by Arbitron in the composition of its markets will not be deemed to affect compliance with the multiple ownership rules until two years after such changes have gone into effect.

Results of Operations for the Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

The results of operations for the three and six months ended June 30, 2003 are not comparable to the results of operations for the same period in 2002 primarily due to the acquisitions of KQMR(FM) in Las Vegas on March 22, 2002, KZOL(FM) in Fresno on March 29, 2002, KEMR(FM) in San Jose on April 1, 2002, KJFA(FM), KIOT(FM), KVVF(FM), KKSS(FM) and KAJZ(FM) in Albuquerque on November 1, 2002, KOSL(FM) (formerly KNGT(FM)) in Sacramento on June 6, 2003, the radio signal upgrades in 2002 of KPTY(FM) in Houston and KESS(FM) and KDXX(FM) in Dallas and the time brokerage agreements of WVIV(FM) in Chicago on January 13, 2003 and KINV(FM) in Austin on April 15, 2003.

Net revenues increased by $8.8 million or 12.8% to $77.4 million for the three months ended June 30, 2003 from $68.6 million for the same period in 2002.  Net revenues for the six months ended June 30, 2003 increased by $13.4 million, or 11.1% to $133.9 million, compared to $120.5 million for the same period in 2002.  Net revenues increased for the three and six months ended June 30, 2003 compared to the same periods in 2002 primarily because of (a) revenue growth of approximately $6.1 and $8.4 million for the three and six months ended June 30, 2003, compared to the same periods in 2002 on stations that were not considered start-ups, with those stations in Dallas, Houston, New York, Los Angeles, Chicago, Miami, San Antonio and San Diego representing $5.5 and $8.0 million of the increase for the three and six months ended June 30, 2003, compared to the same periods in 2002, respectively, and (b) revenues from start-up stations acquired, programmed under a time brokerage agreement or reformatted in 2001 (in the last three quarters of the year), 2002 and 2003, which represent an increase of $2.5 and $4.6 million for the three and six months ended June 30, 2003, compared to the same periods in 2002, respectively.

Operating expenses increased by $0.1 million or 0.5% to $22.2 million for the three months ended June 30, 2003 from $22.1 million for the same period in 2002.  Operating expenses for the six months ended June 30, 2003 increased by $2.5 million or 6.6% to $40.4 million, compared to $37.9 million for the same period in 2002.  Operating expenses increased for the three and six months ended June 30, 2003 because of start-up stations acquired, programmed under a time brokerage agreement or reformatted in 2001 (in the last three quarters of the year), 2002 or 2003, which represent an increase of $0.9 and $2.4 million for the three and six months ended June 30, 2003, compared to the same periods in 2002, respectively.  The increase for the three months ended June 30, 2003 compared to the same period in 2002 is partially offset by a decrease in New York promotional expenses, Houston barter activity and the use of contract labor for music tests, which represent an aggregate decrease of $0.8 million.  As a percentage of net revenues, operating expenses decreased to 28.7% from 32.2% for the three months ended June 30, 2003 and 2002 and decreased to 30.2% from 31.5% for the six months ended June 30, 2003 and 2002, respectively.

Wages, salaries and benefits increased by $3.7 million or 16.7% to $25.8 million for the three months ended June 30, 2003 from $22.1 million for the same period in 2002.  Wages, salaries and benefits for the six months ended June 30, 2003 increased by $8.4 million or 19.8% to $50.9 million, compared to $42.5 million for the same period in 2002.  Wages, salaries and benefits for the three and six months ended June 30, 2003 increased as compared to the same periods in 2002 because of (a) start-up stations acquired, programmed under a time brokerage agreement or reformatted in 2001 (in the last three quarters of the year), 2002 or 2003, which represent an increase of $1.4 and $3.0 million for the three and six months ended June 30, 2003, compared to the same periods in 2002, respectively, (b) group insurance in various markets, programming and talent costs in Los Angeles, Dallas and New York, cost associated with increased revenues in Dallas and Houston and expenses associated with the corporate office, which represent an aggregate increase of $1.5 and $3.6 million for the three and six months ended June 30, 2003, compared to the same periods in 2002, respectively.  As a percentage of net revenues, wages, salaries and benefits increased to 33.3% from 32.2% for the three months ended June 30, 2003 and 2002 and increased to 38.0% from 35.3% for the six months ended June 30, 2003 and 2002, respectively.

The provision for bad debts increased $0.2 million or 40.0% to $0.7 million for the three months ended June 30, 2003 from $0.5 million for the same period in 2002.  The provision for bad debts increased $0.4 million or 36.4% to $1.5 million for the six months ended June 30, 2003 from $1.1 million for the same period in 2002.  The provision for bad debts increased for the three and six months ended June 30, 2003, compared to the same period in 2002 due to an agency in Los Angeles which filed for bankruptcy.  As a percentage of net revenues, the provision for bad debts increased to 0.9% from 0.7% for the three months ended June 30, 2003 and 2002 and increased to 1.1% from 0.9% for the six months ended June 30, 2003 and 2002, respectively.

Corporate expenses decreased $2.3 million or 63.9% to $1.3 million for the three months ended June 30, 2003 from $3.6 million for the same period in 2002.  Corporate expenses for the six months ended June 30, 2003 increased by $0.1 million or 2.2% to $4.7 million, compared to $4.6 million for the same period in 2002.  Corporate expenses for the three months ended June 30, 2003 decreased as compared to the same period in 2002 because of $2.0 million of merger expenses incurred in 2002 related to the Company’s pending merger with Univision, which were not incurred in 2003.  Corporate expenses for the six months ended June 30, 2003 increased as compared to the same period in 2002 because of increases in director and officer liability insurance, legal fees and travel expenses partially offset by a decrease in merger expenses.  As a percentage of net revenues, corporate expenses decreased to 1.7% from 5.2% for the three months ended June 30, 2003 and 2002 and decreased to 3.5% from 3.8% for the six months ended June 30, 2003 and 2002, respectively.

EBITDA for the three months ended June 30, 2003 increased $7.1 million or 35.0% to $27.4 million compared to $20.3 million for the same period in 2002.  EBITDA for the six months ended June 30, 2003 increased $2.0 million or 5.8% to $36.4 million, compared to $34.4 million for the same period in 2002.  As a percentage of net revenues, EBITDA increased to 35.4% from 29.6% for the three months ended June 30, 2003 and 2002 and decreased to 27.2% from 28.5% for the six months ended June 30, 2003 and 2002, respectively.

Depreciation and amortization for the three months ended June 30, 2003 increased 3.0% to $3.4 million, compared to $3.3 million for the same period in 2002.  Depreciation and amortization for the six months ended June 30, 2003 increased 8.2% to $6.6 million compared to $6.1 million for the same period in 2002.  The increase is due to additional depreciable assets from radio station acquisitions in 2002.

Interest income (expense), net decreased to zero from $0.1 million of income for the three months ended June 30, 2003 and 2002 and decreased to $0.1 million of expense from $0.2 million of income for the six months ended June 30, 2003 and 2002, respectively.  The decrease for the three and six months ended June 30, 2003 compared to the same periods in 2002 was due to cash and cash equivalents and interest rates being higher in 2002 than in 2003 and a greater amount of debt borrowed to finance station acquisitions under the Credit Facility in 2003.

Federal and state income taxes are being provided at an effective rate of 46.0% and 38.9% for the three months ended June 30, 2003 and 2002 and 45.8% and 39.0% for the six months ended June 30, 2003 and 2002, respectively.  The increase in the effective rate is due to merger expenses incurred and projected in 2003 which are not deductible for tax purposes.

For the three months ended June 30, 2003, the Company’s net income totaled $12.9 million ($0.12 per common share) compared to $10.4 million ($0.09 per common share - diluted) in the same period in 2002.  For the six months ended June 30, 2003 the Company’s net income totaled $16.1 million ($0.15 per common share) compared to $17.4 million ($0.16 per common share) in the same period in 2002.

The Company's second quarter 2003 net revenue performance was driven, in part, by strong ratings performance on the Company's stations across various markets and solid local and national advertising business.  The net revenue increase of the Company was impacted by its Los Angeles operations, which experienced a net revenue increase of 4.0% and 2.7% for the three and six months ended June 30, 2003 compared to the same periods in 2002, respectively.  The Company’s Los Angeles operations accounted for 22.2% and 22.6% of total consolidated net revenues for the three and six months ended June 30, 2003, respectively.  The weaker performance of this market is due to increased competition.  Our stations in Los Angeles have experienced lower ratings in the most recent Arbitron book and those ratings will affect revenue performance.  In addition, the Company has elected not to conduct an event in 2003 that contributed net revenues of approximately $1.6 million in the third quarter of 2002.  The Company has taken steps to improve sales management and ratings in Los Angeles.  The new Los Angeles sales management is primarily responsible for the improved revenue performance in the second quarter and changes have been made to the programming that should improve ratings performance for the Fall Book that will be issued in January of 2004.  The relative financial impact of Los Angeles on the Company has been lowered by the Company’s success in adding to its station line-up and geographically diversifying its revenue streams over the last few years.  The Company's second quarter 2003 revenue growth in many of its markets outperformed the general market revenue growth rate for the respective markets.  The ratings decline in Los Angeles is balanced by strong ratings improvement in many of the Company's other markets, including San Francisco, Chicago, Houston, Dallas and Phoenix.  These markets are expected to be valuable contributors to the Company's future revenue performance.

Operating expenses will increase in 2003 as compared to 2002 partially due to start-up stations acquired, programmed under a time brokerage agreement or reformatted in 2001 (in the last two quarters of the year), 2002 or 2003.  Wages, salaries and benefits will increase in 2003 as compared to 2002 partially due to changes in on-air talent in Los Angeles, San Francisco, Phoenix, Houston and Dallas.  These changes in our on-air talent line up have strengthened our competitive position in these key markets.  We anticipate that improved ratings resulting from these moves will result in higher revenue growth in the second half of 2003.  The Company estimates that corporate expenses will increase in 2003 due to merger costs.  The Company has incurred merger expenses of $1.2 million for the six months ended June 30, 2003 and forecasts $13.7 million for the year ended December 31, 2003.  In connection with the radio station acquisitions, we expect to borrow funds from our Credit Facility.  Accordingly, interest expense will increase in 2003 due to such borrowings.

Liquidity and Capital Resources

                Net cash provided by operating activities for the six months ended June 30, 2003 was $29.0 million as compared to $32.6 million for the same period in 2002.  The $3.6 million decrease from 2002 to 2003 is due to changes in operating assets and liabilities.  Operating assets and liabilities changed due to increases in 2003 in accounts receivable and prepaid expenses and other current assets.  Accounts receivable increased in 2003 due to higher net revenues.  Prepaid expenses and other current assets increased in 2003 due to an increase in insurance premiums for directors and officers liability insurance.  Net cash used in investing activities was $73.5 and $83.1 million for the six months ended June 30, 2003 and 2002, respectively.  The $9.6 million decrease from 2002 to 2003 is due to (a) the aggregate cost of the 2002 acquisitions for Las Vegas, Fresno and San Jose being greater than the Sacramento Acquisition in 2003, (b) an increase in deferred charges and other assets in 2003 due to the $29.9 million payment for the right to program WVIV(FM) and the $11.0 million paid in 2003 for the option to purchase the assets of WJTW(FM), and (c) an increase in restricted cash in 2003 related to the Puerto Rico Acquisition, the Austin Acquisition and the WJTW(FM) Acquisition.  Net cash provided by financing activities was $27.3 and $17.4 million for the six months ended June 30, 2003 and 2002, respectively.  The $9.9 million increase from 2002 to 2003 is due to a $40.0 million borrowing from the Credit Facility in 2003 offset by a 2003 $15.0 million payment on the 2002 outstanding principal of the Credit Facility.

Generally, the Company’s capital expenditures are made with cash provided by operations.  Capital expenditures totaled $3.6 and $5.7 million for the six months ended June 30, 2003 and 2002, respectively.  Approximately $1.6 million of the capital expenditures incurred during the six months ended June 30, 2003 related to a radio signal upgrade project in Dallas, transmitter projects in McAllen, Dallas, Phoenix, Albuquerque and Chicago, and the build-out of studio and office space in Albuquerque, Corporate, Chicago, Las Vegas, Los Angeles, Houston, Dallas and Miami compared to $2.3 million incurred in the same period of 2002 related to radio signal upgrade projects affecting five different radio stations in Dallas and Houston, transmitter projects in San Francisco, San Antonio and Phoenix, and the build-out of studio and office space in Las Vegas, Phoenix, San Francisco, Fresno and Dallas.

The short-term liquidity needs of the Company are $73.5 million which is the sum of current liabilities, excluding the current portion of long-term obligations, and the current portion of long-term obligations as shown in the table below.  The long-term liquidity needs of the Company are shown in the table below.

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

The Company expects to terminate the Credit Facility after the merger with Univision has been completed.  Upon termination of the Credit Facility, any outstanding borrowings will be paid by the combined entity.

Material Contractual Obligations

The scheduled maturities of long-term obligations, future minimum rental payments under noncancelable operating leases and radio station acquisition commitments of the Company as of June 30, 2003 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term obligations	$41,407	$7	$40,016	$19	$1,365
Operating leases	78,027	8,742	15,957	12,932	40,396
Radio station acquisitions	38,000	38,000	—	—	—
Total contractual cash obligations	$157,434	$46,749	$55,973	$12,951	$41,761

Long-Term Obligations

The Company borrowed $15.0 million from the Credit Facility on April 1, 2002.  On February 28, 2003, the Company paid the outstanding principal balance on the Credit Facility of $15.0 million and accrued interest.  On May 2, 2003, June 6, 2003, and August 1, 2003, the Company borrowed from the Credit Facility $27.0, $13.0 and $17.0 million, respectively.  As of August 1, 2003, the Company has $78.0 million of credit available under the Credit Facility.  Borrowings under the Credit Facility bear interest at a rate based on LIBOR plus an applicable margin as determined by the Company’s leverage ratio.  The Credit Facility is secured by the stock of the Company’s subsidiaries.  Availability under the Credit Facility reduces quarterly commencing September 30, 1999 and ending December 31, 2004.  Our ability to make additional borrowings under the Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the Credit Facility.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

On June 12, 2002, Spanish Broadcasting System, Inc. (“SBS”) filed Spanish Broadcasting System, Inc. v. Clear Channel Communications, Inc. (“Clear Channel”) and Hispanic Broadcasting Corporation in the United States District Court for the Southern District of Florida.  SBS alleged a variety of claims against the defendants including claims for federal and state antitrust violations under the Sherman Act, the Florida Antitrust Act, and California’s Cartwright Act.  SBS’s complaint also included numerous other state law causes of action including, among others, tortious interference, defamation, and violation of the California Unfair Competition Act.  The plaintiff, and both defendants, own and operate radio stations throughout the United States, and SBS’s claims arose out of steps the defendants allegedly took to undermine SBS’s radio station business. On July 31, 2002, plaintiff amended its complaint. The amended complaint sought actual damages in excess of $500 million before any trebling under federal or state statute along with attorney fees and other unspecified damages.  On January 31, 2003, the United States District Court entered a final order dismissing the case with prejudice.  On February 14, 2003, SBS filed a motion for reconsideration of the order which dismissed the case.  On August 6, 2003, the Miami federal court, which previously dismissed SBS’s antitrust claims against the Company and Clear Channel, denied SBS’s motion for reconsideration, concluding again that dismissal of all claims asserted by SBS was proper.

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

4.2	Specimen certificate for the Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed on August 13, 2002).

10.1	First Amendment To Stock Purchase Agreement, dated July 31, 2003, by and between HBC Puerto Rìco, Inc. and Fundación Angel Ramos, Inc.

31.1	Rule 13a-14(a) Certification of McHenry T. Tichenor, Jr.

31.2	Rule 13a-14(a) Certification of Jeffrey T. Hinson.

32.1	Section 1350 Certification of McHenry T. Tichenor, Jr.

32.2	Section 1350 Certification of Jeffrey T. Hinson.

(b)         Reports on Form 8-K

The Company filed a report on Form 8-K dated May 19, 2003, disclosing the news release announcing first quarter operating results dated May 15, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hispanic Broadcasting Corporation
(Registrant)

/s/ Jeffrey T. Hinson
Jeffrey T. Hinson Senior Vice President/ Chief Financial Officer Principal Financial Officer

Dated:	August 14, 2003

Index To Exhibits

Exhibit No.	Description

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

4.2	Specimen certificate for the Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed on August 13, 2002).

10.1	First Amendment To Stock Purchase Agreement, dated July 31, 2003, by and between HBC Puerto Rìco, Inc. and Fundación Angel Ramos, Inc.

31.1	Rule 13a-14(a) Certification of McHenry T. Tichenor, Jr.

31.2	Rule 13a-14(a) Certification of Jeffrey T. Hinson.

32.1	Section 1350 Certification of McHenry T. Tichenor, Jr.

32.2	Section 1350 Certification of Jeffrey T. Hinson.